Form 10-Q
period 1995-06-30
COGNITRONICS CORP
filed 1995-07-27
CIK 21438

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended June 30, 1995

                                       or

      [  ]   Transition Report Pursuant to Section 13 or 15(d)  of  the
             Securities Exchange Act of 1934

      For the Transition Period from            to

      Commission file number 0-3035

                          COGNITRONICS CORPORATION
          (Exact name of registrant as specified in its charter)


                  NEW YORK                            13-1953544
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)


          3 Corporate Drive, Danbury, Connecticut        06810-4130
         (Address of principal executive offices)        (Zip Code)


                              (203) 830-3400
            Registrant's telephone number, including area code


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
      for at least the past 90 days.         Yes    x        No

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995.

         Common Stock, par value $0.20 per share -- 3,377,599 shares

Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            June 30,         December 31,
                                              1995              1994
                                           (Unaudited)
                                           -----------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 3,863           $ 2,940
  Accounts receivable, net                    2,882             2,316
  Inventories                                 2,524             2,682
  Deferred income taxes                         685               599
  Other current assets                          109               653
                                            -------           -------
      TOTAL CURRENT ASSETS                   10,063             9,190

PROPERTY, PLANT AND EQUIPMENT, NET            1,323             1,354
GOODWILL, NET                                 2,479             2,646
DEFERRED INCOME TAXES                           835               823
OTHER ASSETS                                    149               167
                                            -------           -------
                                            $14,849           $14,180
                                            =======           =======
LIABILITIES AND STOCKHOLERS' EQUITY
CURRENT LIABILITIES
  Notes payable                             $   571           $   500
  Accounts payable                            1,234             1,064
  Accrued salaries, wages and benefits          704               596
  Income taxes payable                          337                44
  Common Stock subject to repurchase                            1,250
  Other accrued expenses                      1,035               780
                                            -------           -------
      TOTAL CURRENT LIABILITES                3,881             4,234

LONG-TERM DEBT                                  399               407
OTHER NON-CURRENT LIABILITIES                 2,559             2,497

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000
    shares; issued 3,391,004
    and 3,164,621 shares                        678               633
  Additional paid-in capital                 11,946            11,423
  Accumulated deficit                        (4,112)           (4,774)
  Unearned compensation                        (377)
  Treasury shares, 13,405 and 33,071,
    at cost                                     (77)             (192)
  Translation adjustment                        (48)              (48)
                                            -------           -------
      TOTAL STOCKHOLDERS' EQUITY              8,010             7,042
                                            -------           -------
                                            $14,849           $14,180
                                            =======           =======

See Note to Condensed Consolidated Financial Statements.

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         (Dollars in thousands except per share amounts)

                                   Three Months            Six Months
                                   Ended June 30,         Ended June 30,
                                 -----------------      -----------------
                                 1995        1994       1995        1994
                                 ----        ----       ----        ----

NET SALES                       $5,010      $3,914     $9,398      $7,544

COST AND EXPENSES:
  Cost of products sold          2,317       2,039      4,435       4,061
  Research and development         391         396        763         748
  Selling, general and
     administrative              1,436       1,240      2,715       2,473
  Amortization of goodwill          83          83        166         166
  Other (income) expense,
     net                            45         (14)       105         (14)
                                ------      ------     ------      ------
                                 4,272       3,744      8,184       7,434
  Income from continuing
     operations before
     income taxes                  738         170      1,214         110

PROVISION FOR INCOME TAXES         328         107        552         151
                                ------      ------     ------      ------
NET INCOME (LOSS)               $  410      $   63     $  662      $  (41)
                                ======      ======     ======      ======

NET INCOME (LOSS) PER SHARE      $.12        $.02       $.20       $(.01)
                                 ====        ====       ====       =====

Weighted average number of
common and common equivalent
shares outstanding            3,338,178   3,139,876  3,290,630   3,137,933



  See Note to Condensed Consolidated Financial Statements.

                COGNITRONICS CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (dollars in thousands)

                                               Six Months Ended June 30,
                                               -------------------------
                                                 1995           1994
                                                 ----           ----

NET CASH PROVIDED BY
OPERATIONS                                     $1,886          $   21
                                               ------          ------

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment, net                               (132)            (19)
  Cash expended related to Dacon
    acquisition                                                   (42)
                                               ------          ------
   NET CASH USED BY INVESTING
      ACTIVITIES                                 (132)            (61)
                                               ------          ------

FINANCING ACTIVITIES
  Shares subject to repurchase                   (500)
  Payment of debt                                (907)           (619)
  Issuance of debt                                521             731
  Exercise of stock options                        55
                                               ------          ------
   NET CASH (USED) PROVIDED BY
      FINANCING ACTIVITIES                       (831)            112
                                               ------          ------

INCREASE IN CASH                                  923              72
CASH - BEGINNING OF PERIOD                      2,940             436
                                               ------          ------
CASH - END OF PERIOD                           $3,863          $  508
                                               ======          ======

INCOME TAXES PAID                              $   18          $   27
                                               ======          ======

INTEREST EXPENSE PAID                          $   99          $   76
                                               ======          ======






See Note to Condensed Consolidated Financial Statements.

       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            June 30, 1995

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for com-plete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The bal-ance sheet at December 31, 1994 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Inventories                              June 30,          December 31,
(in thousands):                            1995                1994
                                         --------          ------------
Finished and in process                  $1,614              $1,832
Materials and purchased parts               910                 850
                                         ------              ------
                                         $2,524              $2,682
                                         ======              ======

Other Non-Current Liabilities (in thousands):

                                         June 30,          December 31,
                                           1995                1994
                                         --------          ------------
Accrued Supplemental Pension Plan        $  753              $  741
Accrued Deferred Compensation               341                 341
Accrued Pension Expense                     829                 804
Accrued Post-retirement Benefit
   Liability                                776                 764
                                         ------              ------
                                          2,699               2,650
     Less current portion                   140                 153
                                         ------              ------
                                         $2,559              $2,497
                                         ======              ======

RESTRICTED STOCK PLAN

In 1995, the Restricted Stock Plan, providing for the grant to key employees of up to an aggregate of 150,000 shares of the Company's common stock, was adopted. During the quarter ended June 30, 1995, 120,000 shares were granted under the Plan and $382,000 of unearned compensation was recorded, $5,000 of which was charged to expense.

CONTINGENCIES

Pending Litigation. In 1993, a purported consolidated class action lawsuit was filed against the Company and certain of its officers alleging securities law violations in connection with the purchase of the Company's common stock by members of the purported classes during the period from October 29, 1992 through March 12, 1993. The plaintiffs seek unspecified damages and related costs. The Company and the other defendants submitted a motion to dismiss the consolidated amended complaint. The Company has denied any wrongdoing and believes it has presented viable grounds to support the motion to dis-miss. Due to the uncertainties involved in litigation, the ultimate outcome cannot be determined at this time, and no provision for any liability that may result from this litigation, if any, has been made in the financial statements.


Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For  the quarter ended June 30, 1995, net income increased to $410,000  ($.12 per share) from $63,000 ($.02 per share) in the comparable period of 1994, due to sales increases. For the six-month period ended June 30, 1995, the Company reported net income of $662,000 ($.20 per share) versus a net loss of $41,000 ($.01 per share) in the comparable period of 1994.

Sales increased $1,096,000 (28%) and $1,854,000 (25%), respectively, in the three-month and six-month periods ended June 30, 1995, from the comparable periods of 1994. Sales for the domestic operations increased $222,000 (8%) and $554,000 (10%), respectively from the prior year periods primarily due to sales of McIAS 2100 upgrade kits ($1,372,000 and $1,819,000, respectively) and higher volume of McIAS 16xx systems substantially offset by lower volume of McIAS 1100s and McIAS 1500s. Sales of the United Kingdom operations increased $874,000 (82%) and $1,300,000 (59%), respectively, from the prior year periods mainly due to increased sales volume of distributorship type products.

It is anticipated that sales of the domestic operations will decline in the quarter ending September 30, 1995 from the quarter ended June 30, 1995 due to the substantial completion of the McIAS 2100 upgrade kit orders in the quar-ter just ended and the continuing decline of sales of McIAS 1100s. At June 30, 1995 consolidated backlog was $1.6 million, down from $2.6 million at the end of the first quarter. Sales of the domestic of operations for the second half of 1995 are dependent upon the market's acceptance of the new McIAS 1623 currently undergoing testing at a major telecommunications switch manufactur-er. The Company anticipates the successful completion of the testing in the third quarter of 1995 and the receipt of orders for shipment of this product during the last four months of 1995.

Gross margin percentage increased to 54% and 53%, respectively, in the three-month and six-month periods ended June 30, 1995 from 48% and 46%, respective-ly, in the comparable periods of the prior year due to product mix, higher absorption of overhead and lower cost of distributorship type products.

Selling, general and administrative expenses increased $196,000 (16%) and $242,000 (10%), respectively, in the three-month and six-month periods ended June 30, 1995 from the same prior year periods, primarily due to expansion of the U.K. operations and incentive compensation offset, in part, by personnel reductions in the domestic operations.

Under Financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize this benefit, the Company will have to gener-ate domestic pretax income of $3.8 million. The current deferred tax benefit of $.7 million is primarily attributable to inventory provisions and valua-tion reserves and the recognition of such losses, for tax purposes, are, in large measure, within the control of the Company. Under the current carry-back provision of the Internal Revenue Code, up to $.4 million of taxes paid could be utilized to realize these benefits and reduce the future taxable income necessary to realize the benefits. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income (loss) from continuing operations was ($.3) million, ($1.5) million and $2.9 million in years ended December 31, 1994, 1993 and 1992, respectively.

In 1994, the benefit of cost reduction programs initiated in 1993 and 1994 were not fully realized and included in 1993 loss were additional inventory provisions, severance expense and writedown of assets, aggregating approxi-mately $1.5 million. The losses in 1994 and 1993 also reflect a decline in the demand for the Company's McIAS 2100 series of products. The Company anticipates additional revenue contributions from the introduction of new products at varying price feature points and upgrade programs for the large installed base of McIAS systems. Based on this and the full impact of cost reduction programs already instituted, management anticipates that the Compa-ny will generate sufficient taxable income in the future to realize these benefits.

Liquidity and Sources of Capital

Working capital and the ratio of current assets to current liabilities in-creased to $6.2 million and 2.6:1 at June 30, 1995 compared to $5.0 million and 2.2:1 at December 31, 1994, respectively. The improvement in 1995 is due mainly to the Company's improved results of operations.

In 1995, the Company will pay the remaining $542,000 liability related to the acquisition of Dacon Electronics Plc, purchase equipment and make increased research and development expenditures. Management believes that the cash balance at June 30, 1995 and the cash flow from operations during the re-mainder of 1995 will be suffficient to meet these needs. In addition, the Company is currently negotiating a new $1 million line of credit.

In 1993, a purported consolidated class action lawsuit was filed against the Company and certain of its officers (See Note to Consolidated Financial Statements). Due to the uncertainties involved in litigation, the ultimate outcome cannot be determined at this time.

                               Part II

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  The Registrant's Annual Meeting of Stockholders was held on May 11,
     1995.

(c)  The following matters were voted upon by the stockholders:

                                       Withheld                 Broker
                            For      or Against    Abstain    Non-Votes
1. Election of seven
   Directors -
   Edward S. Davis      2,827,525      86,273                 30,133
   Brian J. Kelley      2,830,770      83,028                 30,133
   Jack Meehan          2,828,044      85,754                 30,133
   William A. Merritt   2,829,470      84,328                 30,133
   Timothy P. Murphy    2,828,479      85,319                 30,133
   David H. Shepard     2,697,946     215,852                 30,133
   Roy A. Strutt        2,831,070      82,728                 30,133

2. To adopt the Re-
   stricted Stock Plan  2,664,658     217,893      31,247     30,133

3. To approve the
   selection of
   Ernst & Young LLP
   as independent
   auditors             2,841,229      55,865      16,704     30,133


Item 6.  Exhibits and Reports on Form 8-K

(a) Index to Exhibits


Exhibit
10.1      Cognitronics Corporation Rstricted Stock Plan
          (attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q).

(b) No reports on Form 8-K were filed during the current quarter.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COGNITRONICS CORPORATION
                                              Registrant











  Date: July 27, 1995               By   /s/Garrett Sullivan


                                        _________________________
                                        Garrett Sullivan, Treasurer
                                          and Chief Financial Officer