Form 10-Q/A
period 1995-06-30
COGNITRONICS CORP
filed 1995-08-15
CIK 21438

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QA
                              AMENDMENT No.1

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

27        Financial Data Schedule (attached as Exhibit 27 to this
          Quarterly Report on Form 10-Q).

(b) No reports on Form 8-K were filed during the current quarter.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COGNITRONICS CORPORATION
                                              Registrant











  Date: August 14, 1995               By   /s/Garrett Sullivan


                                        _________________________
                                        Garrett Sullivan, Treasurer
                                          and Chief Financial Officer