Form 10-Q
period 1995-09-30
COGNITRONICS CORP
filed 1995-10-30
CIK 21438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended September 30, 1995

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

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995.

           Common Stock, par value $0.20 per share -- 3,408,929 shares

  Part I, Item 1.

                    COGNITRONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                            September 30,      December 31,
                                                1995              1994
                                             (Unaudited)
                                            -------------      ------------
  ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                 $ 3,617           $ 2,940
    Accounts receivable, net                    2,699             2,316
    Inventories                                 2,882             2,682
    Deferred income taxes                         685               599
    Other current assets                           67               653
                                              -------           -------
        TOTAL CURRENT ASSETS                    9,950             9,190

  PROPERTY, PLANT AND EQUIPMENT, NET            1,263             1,354
  GOODWILL, NET                                 2,396             2,646
  DEFERRED INCOME TAXES                           835               823
  OTHER ASSETS                                     91               167
                                              -------           -------
                                              $14,535           $14,180
                                              =======           =======
  LIABILITIES AND STOCKHOLERS' EQUITY
  CURRENT LIABILITIES
    Notes payable                             $                 $   500
    Accounts payable                            1,103             1,064
    Accrued salaries, wages and benefits          700               596
    Income taxes payable                          461                44
    Common Stock subject to repurchase                            1,250
    Other accrued expenses                        935               780
                                              -------           -------
        TOTAL CURRENT LIABILITES                3,199             4,234

  LONG-TERM DEBT                                  385               407
  OTHER NON-CURRENT LIABILITIES                 2,500             2,497

  STOCKHOLDERS' EQUITY
    Common Stock, par value $.20 a
      share, authorized 10,000,000
      shares; issued 3,408,929
      and 3,164,621 shares                        682               633
    Additional paid-in capital                 11,951            11,423
    Accumulated deficit                        (3,768)           (4,774)
    Unearned compensation                        (366)
    Treasury shares, 33,071,
      at cost                                                      (192)
    Translation adjustment                        (48)              (48)
                                              -------           -------
        TOTAL STOCKHOLDERS' EQUITY              8,451             7,042
                                              -------           -------
                                              $14,535           $14,180
                                              =======           =======

  See Note to Condensed Consolidated Financial Statements.

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (Dollars in thousands except per share amounts)



                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                  -------------------     ------------------
                                   1995        1994       1995        1994
                                   ----        ----       ----        ----

  NET SALES                       $4,038      $3,684     $13,436     $11,228

  COST AND EXPENSES:
    Cost of products sold          1,875       1,890       6,310       5,951
    Research and development         330         407       1,093       1,155
    Selling, general and
       administrative              1,194       1,278       3,909       3,751
    Amortization of goodwill          83          83         249         249
    Other (income) expense,
       net                            21         (19)        126         (33)
                                  ------      ------     -------     -------
                                   3,503       3,639      11,687      11,073
                                  ------      ------     -------     -------
    Income from operations
       before income taxes           535          45       1,749         155

  PROVISION FOR INCOME TAXES         191          69         743         220
                                  ------      ------      ------     -------
  NET INCOME (LOSS)               $  344      $  (24)    $ 1,006     $   (65)
                                  ======      ======      ======     =======


  NET INCOME (LOSS) PER SHARE       $.10       $(.01)       $.30       $(.02)
                                    ====       =====        ====       =====
  Weighted average number of
  common and common equivalent
  shares outstanding            3,582,739   3,137,933   3,396,094   3,137,933
                                =========   =========   =========   =========



  See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (dollars in thousands)

                                                    Nine Months Ended
                                                      September 30
                                                    -----------------
                                                  1995            1994
                                                  ----            ----
  NET CASH PROVIDED BY
  OPERATIONS                                     $2,270          $  906


  INVESTING ACTIVITIES
    Additions to property, plant and
      equipment, net                               (154)           (123)
    Cash expended related to Dacon
      acquisition                                                   (71)
                                                 ------          ------
     NET CASH USED BY INVESTING
        ACTIVITIES                                 (154)           (194)
                                                 ------          ------

  FINANCING ACTIVITIES
    Shares subject to repurchase                   (500)
    Payment of debt                              (1,712)           (734)
    Issuance of debt                                647             749
    Proceeds from note receivable                                 1,893
    Exercise of stock options                       126
                                                 ------          ------
     NET CASH (USED) PROVIDED BY
        FINANCING ACTIVITIES                     (1,439)          1,908
                                                 ------          ------

  INCREASE IN CASH                                  677           2,620
  CASH - BEGINNING OF PERIOD                      2,940             436
                                                 ------          ------
  CASH - END OF PERIOD                           $3,617          $3,056
                                                 ======          ======

  INCOME TAXES PAID                              $   78          $   27
                                                 ======          ======

  INTEREST EXPENSE PAID                          $  125          $  104
                                                 ======          ======






  See Note to Condensed Consolidated Financial Statements.

         NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1995

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for com-plete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The balance sheet at December 31, 1994 has been derived from the audited finan-cial statements at that date. For further information, refer to the consoli-dated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

  Inventories                            September 30,       December 31,
  (in thousands):                           1995                 1994
                                         -------------       ------------
  Finished and in process                  $1,761              $1,832
  Materials and purchased parts             1,121                 850
                                           ------              ------
                                           $2,882              $2,682
                                           ======              ======

  Other Non-Current Liabilities (in thousands):
                                         September 30,       December 31,
                                            1995                 1994
                                         -------------       ------------
  Accrued Supplemental Pension Plan        $  742              $  741
  Accrued Deferred Compensation               339                 341
  Accrued Pension Expense                     777                 804
  Accrued Post-retirement Benefit
     Liability                                781                 764
                                           ------              ------
                                            2,639               2,650
       Less current portion                   139                 153
                                           ------              ------
                                           $2,500              $2,497
                                           ======              ======

RESTRICTED STOCK PLAN

In 1995, the Restricted Stock Plan, providing for the grant of up to 150,000 shares of the Company's common stock to key employees, was adopted by the Company. During the quarter ended June 30, 1995, 125,000 shares were granted under the Plan and $399,000 of unearned compensation was recorded, $33,000 of which was charged to expense through September 30, 1995.

CONTINGENCIES

Pending Litigation. In 1993, a purported consolidated class action lawsuit was filed against the Company and certain of its officers alleging securities law violations in connection with the purchase of the Company's common stock by members of the purported classes during the period from October 29, 1992 through March 12, 1993. The plaintiffs seek unspecified damages and related costs. The Company and the other defendants submitted a motion to dismiss the consolidated amended complaint. The Company has denied any wrongdoing and believes it has presented viable grounds to support the motion to dis-miss. The motion is sub judice. Due to the uncertainties involved in litiga-tion, the ultimate outcome cannot be determined at this time, and no provi-sion for any liability that may result from this litigation, if any, has been made in the financial statements.


Item 2.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the quarter and nine months ended September 30, 1995, the Company report-ed net income of $344,000 and $1,006,000, respectively, versus a net loss of $24,000 and $65,000, respectively, in the comparable periods of 1994. The improved results are due to higher sales and cost reductions.

Sales increased $354,000 (10%) and $2,208,000 (20%), respectivley, in the three-month and nine-month periods ended September 30, 1995 over the prior year primarily due to sales increases of $872,000 (79%) and $2,170,000 (66%) respectively, in the Company's United Kingdom operations due to increased sales of distributorship products. Sales to unrelated third parties of the Company's domestic operations for the three months ended September 30, 1995 decreased $518,000 (20%) from the prior year period due to lower volume of McIAS 1100 and 1500 systems, offset in part by higher volume of McIAS 2100s and McIAS 16xxs. Sales for the domestic operations for the nine-month period were essentially unchanged from the prior year in spite of sales of McIAS upgrade kits ($1,900,000) and higher volume of McIAS 16xxs and 2100s, due to lower volume of McIAS 1100s and 1500s.

Consolidated backlog increased to $2.1 million at September 30, 1995, up from $1.6 million at June 30, 1995. In addition, during the third quarter, the acceptance test of the McIAS 1623 by a switch manufacturer was completed. The Company anticipates sales of this product to commence in the fourth quarter 1995.

Gross margin percentage increased to 54% and 53%, respectively, in the three-month and nine-month periods ended September 30, 1995 from 49% and 47%, respectively, in the comparable periods of 1994 primarily due to product mix, higher absorption of overhead and lower cost of distributorship type products.

Research and development expense decreased $77,000 (19%) in the quarter ended September 30, 1995 from the prior year's period primarily due to the reduc-tion of overhead expenses.

Under Financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize this benefit, the Company will have to gener-ate domestic pretax income of $3.8 million during the carryforward period (15 years) commencing January 1, 1995. The Company's domestic pretax income for the nine months ended September 30, 1995 was $.9 million.

The current deferred tax benefit of $.7 million is primarily attributable to inventory provisions and valuation reserves and the recognition of such losses, for tax purposes, are, in large measure, within the control of the Company. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income (loss) from continuing operations was ($.3) million, ($1.5) million and $2.9 million in years ended December 31, 1994, 1993 and 1992, respectively. In 1994, the benefit of cost reduction programs initiated in 1993 and 1994 were not fully realized and included in the 1993 loss were additional inventory provisions, severance expense and writedown of assets, aggregating approximately $1.5 million. The losses in 1994 and 1993 also reflect a decline in the demand for the Company's McIAS 2100 series of products. The Company anticipates additional revenue contributions from the introduction of new products at varying price feature points and upgrade programs for the large installed base of McIAS systems. Based on this and the full impact of cost reduction programs already instituted, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

Liquidity and Sources of Capital

Working capital and the ratio of current assets to current liabilities in-creased to $6.8 million and 3.1:1 at September 30, 1995 compared to $5.0 million and 2.2:1 at December 31, 1994, respectively. The improvement in 1995 is due mainly to the Company's improved results of operations.

In the quarter ended September 30, 1995, the Company prepaid the $542,000 liability related to the acquisition of Dacon Electronics Plc. In addition, the Company entered into a $1 million line of credit agreement with a bank. The Company projects spending approximately $.3 million over the next year on the purchase of equipment and to increase its research and development ef-forts. The Company anticipates a positive cash flow from operations, which combined with its current cash balance and other sources of capital, is expected to be sufficient to finance its cash needs through 1996.

In 1993, a purported consolidated class action lawsuit was filed against the Company and certain of its officers (See Note to Condensed Consolidated Financial Statements). Due to the uncertainties involved in litigation, the ultimate outcome cannot be determined at this time.

                                 Part II

Item 6.  Exhibits and Reports on Form 8-K

(a) Index to Exhibits


Exhibit
10.1      Revolving Loan Agreement between Cognitronics
          Corporation and People's Bank dated September 8,
          1995 (attached is Exhibit 10.1 to this Quarterly
          Report on Form 10Q)

27 Financial Data Schedule (attached as Exhibit 27 to this Quarterly Report on Form 10Q)

(b) No reports on Form 8-K were filed during the current quarter.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COGNITRONICS CORPORATION
                                              Registrant



Date: October 30, 1995            By   /s/Garrett Sullivan
                                      _________________________
                                      Garrett Sullivan, Treasurer
                                       and Chief Financial Officer