Form 10-K
period 1995-12-31
COGNITRONICS CORP
filed 1996-03-29
CIK 21438

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (Fee required)
    For the fiscal year ended December 31, 1995, or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No fee required)
    For the transition period from            to

                   Commission file number 0-3035

                      COGNITRONICS CORPORATION
       (Exact name of registrant as specified in its charter)

               NEW YORK                         13-1953544
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)

    3 Corporate Drive, Danbury, Connecticut             06810
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (203) 830-3400

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
            Title of each class                     which registered

   Common Stock, par value $0.20 per share     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.
                       Yes  x       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996:

        Common Stock, par value $0.20 per share -- $16,120,000

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 1996

     Common Stock, par value $0.20 per share -- 3,441,980 shares

Documents incorporated by reference:   Portions of the Proxy Statement for the
annual shareholder's meeting to be held May 9, 1996, are incorporated by reference into Part III.

                           TABLE OF CONTENTS


                                PART I

Item                                                            Page

 1. Business ................................................................  3
 2. Properties ..............................................................  6
 3. Legal Proceedings .......................................................  6
 4. Submission of Matters to a Vote of Security Holders .....................  7
    Executive Officers of the Company .......................................  7


                               PART II

 5. Market for Company's Common Equity and Related Stockholder Matters ......  9
 6. Selected Financial Data .................................................  9
 7. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................. 10
 8. Financial Statements and Supplementary Data ............................. 12
 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................................... 31


                               PART III

10. Directors and Executive Officers of the Company ......................... 32
11. Executive Compensation .................................................. 32
12. Security Ownership of Certain Beneficial Owners and Management .......... 32
13. Certain Relationships and Related Transactions .......................... 32


                               PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........ 32


















---------------------------------
McIAS is a trademark of Cognitronics Corporation.
UNIX is a registered trademark of Santa Cruz Operation.
DART is a registered trademark of Dacon Electronics Corp., a subsidiary of Cognitronics Corporation.

                                 PART I

Item 1. Business

   (a) Cognitronics Corporation (the Company) was incorporated in January 1962 under the laws of the State of New York. The Company designs, manufactures and markets voice processing systems.

   (b) The Company operates in one industry segment: voice processing products.

   (c) (i) A description of the fields of voice processing in which the Company operates and its products are as follows:

   Passive Announcers. These announcers are used by the telephone operating companies to inform callers about network conditions or procedures. The Company has been a major supplier to telephone companies of passive announcers, such as the Company's Speech Recorder/Announcer (SRA), Automatic Number Announcer (ANA) and the McIAS(TM) 1500. The McIAS 950, introduced in 1995, is also capable of use as a passive announcer. These products are generally sold to telephone companies directly.

   Intelligent Announcers. The Company's McIAS 1100 and 2100 have been primarily used by the telephone companies to provide voice announcements in connection with custom calling features (CLASS), such as selective call forwarding and caller originator trace. Number change intercept is another important feature provided. These products are sold to telephone switch manufacturers and to telephone companies directly.

   Introduced in 1994, a new generation of central office grade systems became available. Known as the McIAS 1607 and 1610, these systems provide a flexible voice platform which delivers enhanced features to the telephone network. Features include all those provided by the Company's earlier products as well as partitioning for multiple end users, music on hold, message on hold and Centrex ACD announcements. The Company sales effort is to not only sell this equipment into new installations, but also to transition existing customers from the McIAS 1100 and 2100 to these new products.

   A continuing evolution of these products can be expected in 1996. Introduced in the first quarter of 1995 were the McIAS 950 and 1685, and UNIX(R) based versions of the McIAS 1607 and 1610, named McIAS 1607/IP and 1610/IP. A new, larger capacity member of the product family, McIAS 1623/IP, was introduced in October. The McIAS 950 and 1685 are fixed application systems designed to deliver important features to the market at low price points. The UNIX, RISC CPU-powered McIAS 16xx/IP series will provide the ability to run multiple applications for multiple users simultaneously. Application examples will include number change with call completion, automated attendant, interactive voice response, fax, voice mail, audiotex, a graphical service creation environment and a number of application programming interfaces (APIs). All earlier installations of the McIAS 16xx series are fully upgradable to the UNIX version. Additionally, a new digital interface card is planned for introduction later in 1996. This new card will utilize the robust VMEbus architecture and will further enhance the Company's ability to deliver the scalable, advanced functionality required in the Advanced Intelligent Network (AIN). The Company believes that this technology will provide for a successful entry into the Intelligent Peripheral and wireless markets.

   Call Processing Systems. The Company's McIAS 950 is also an automated attendant and audiotex system with the flexibility to offer the caller various choices (dial and extension, talk to an operator, etc.) and provides menu-selected information. Another product, DART(R), offers automated attendant features in a single line, low cost system.

   European Distributorship Operations. Dacon Electronics Plc., based in Hertfordshire, England, distributes call management and other voice processing products, including products manufactured by the Company, in Europe.

        (ii) Status of publicly announced new products or industry segments requiring material investment. Inapplicable.

        (iii) The Company has adequate sources for obtaining raw materials, components and supplies to meet production requirements and did not experience difficulty during 1995 in obtaining such materials and components; however, the components for the Company's older products, such as the McIAS 2100, are becoming more difficult to obtain. It is management's intention to transition existing and potential customers from the McIAS 2100 to more current products.

        (iv) The Company relies on technological expertise, responsiveness to users' needs and innovations and believes that these are of greater significance in its industry than patent protection. There can be no assurance that patents owned or controlled by others will not be encountered and asserted against the Company's voice processing products or that licenses or other rights under such patents would be available, if needed. The Company has registered trademarks and names which the Company considers important in promoting the business of the Company and its products.

        (v)  Seasonality.   Inapplicable.

        (vi) The discussion of liquidity and sources of capital as set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations is included in Item 7 of this Annual Report on Form 10-K and is incorporated herein by reference.

        (vii) In 1995, revenues included sales to Northern Telecom, Inc. of
$3.5 million and sales of $2.7 million to GTE Corp. The Company's U.K. operation had sales of $5.5 million to British Telecommunications Plc in 1995. Over the past several years, a major portion of the revenues of the domestic operations typically came from up to five or six large customers, but the identity of these customers has generally changed within each three or four year period. Accordingly, any dependence on one customer has tended to be of short duration. Substantially all of the revenues of the UK operation come from one customer, the loss of which could have a material adverse impact on the Company's results of operations.

        (viii) The dollar amount of orders believed by the Company to be firm as of December 31, 1995 and 1994, amounted to $1.4 million and $1.3 million, respectively. Substantially all of the orders as of December 31, 1995, can reasonably be expected to be filled during 1996.

        (ix) Business subject to renegotiation.  Inapplicable.

        (x) The Company competes, and expects to compete, in fields noted for rapid technological advances and the frequent introduction of new products and services. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well-established corporations with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance. Future research and development expenditures will be based, in part, on future results of operations. There are no assurances that the Company will be able to successfully develop and market new products and applications.

        (xi) Expenditures for research and development activities of continuing operations, as determined in accordance with generally accepted accounting principles, amounted to $1.5 million in 1995 and 1994, and $2.3 million in 1993. In addition, the estimated dollar amount spent on the improvement of existing products or techniques and customer-sponsored research activities relating to the development of new products and techniques was $.1 million in 1995 and 1994, and $.2 million in 1993.

        (xii) Material effects of compliance with Federal, State or local provisions regulating the discharge of materials into the environment or
otherwise relating to the protection of the environment.     Inapplicable.

        (xiii) At December 31, 1995, the Company and its subsidiaries employed 80 people.

   (d) Sales to foreign customers primarily represent sales of Dacon Electronics Plc. (incorporated in the United Kingdom) of $7.5 million in 1995, $4.8 million in 1994 and $3.8 million in 1993. Additional information about foreign operations is included in Note M to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

   Further, there were export-type sales (primarily North America) of approximately $.1 million in 1995, $.2 million in 1994 and $.1 million in 1993. Export sales do not involve any greater business risks than do sales to domestic customers and in certain instances, the Company obtains an irrevocable letter of credit or payment prior to shipment of products to the customer. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.

Item 2. Properties

       The facilities of the Company and its subsidiaries are located as follows:
                                               Square   Lease Expiration
Location               Description              Feet          Date
--------               -----------             ------   ----------------
Danbury, Connecticut:  Office,engineering,     40,000         10/31/03
   3 Corporate Drive   production and service
                       facility

Hemel Hempstead        Office, distribution
Hertfordshire,         and service facility     4,000         Owned (1)
United Kingdom                                  2,500         8/18/96 (1)
   Sovereign Park,
   Cleveland Way
   (1) Due to the growth of the Company's U.K. operations, the Company is currently negotiating the terms and conditions of a five-year lease for a new facility in Hemel Hempstead, Hertfordshire, U.K.

   Except as noted in (1), the Company considers each of these facilities to be in good condition and adequate for the Company's business.


Item 3.  Legal Proceedings

   In 1993, purported class action lawsuits were filed against the Company and certain of its officers as follows:

   1. Michael Germano v. Cognitronics Corporation and Matthew J. Flanigan in the United States District Court, District of Connecticut, dated March 15, 1993;

   2. Barry L. Bragger and Eve Gerber vs. Matthew J. Flanigan and Cognitronics, Inc. in the United States District Court, District of Connecticut dated March 16, 1993; and

   3.  John M. Mitnick, on behalf of himself and all other similarly situated
v. Cognitronics Corp., Matthew J. Flanigan and G. Sullivan in the United States District Court for the Northern District of Georgia, Atlanta Division, dated March 15, 1993.

   These actions were consolidated in the United States District Court in Connecticut and a consolidated amended complaint was filed on July 8, 1993. The consolidated lawsuit alleges securities law violations in connection with the purchase of the Company's common stock by members of the purported classes during the period from October 29, 1992 through March 12, 1993. The plaintiffs seek unspecified damages and related costs. On July 28, 1993, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. After briefing by the parties, the motion was submitted to the Court in October 1993 and since that time has been sub judice. On July 28, 1993, defendants moved to stay discovery pending resolution of defendants' motion to dismiss. On October 7, 1994, the Court denied that motion. Since that time the parties have engaged in limited discovery. The Company has denied any wrongdoing and believes it has presented viable grounds to support the motion to dismiss. Management has not made provision for liability which may result from this litigation, if any, in the financial statements of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

   Inapplicable.


                 Executive Officers of the Company

   The executive officers of the Company, their positions with the Company and ages as of March 26, 1996 are as follows:

   Name                Position(s) and Office(s)                        Age
   ----                -------------------------                        ---
   Brian J. Kelley     President and Chief Executive Officer; Director   44
   Kenneth G. Brix     Vice President                                    49
   Harold F. Mayer     Secretary                                         66
   Michael N. Keefe    Vice President                                    40
   Roy A. Strutt       Vice President, Director                          39
   Garrett Sullivan    Treasurer and Chief Financial Officer             50
   Emmannuel A. Zizzo  Vice President                                    55

   No family relationships exist between the executive officers of the Company. Each of the executive officers was elected to serve until the next annual meeting of the Board of Directors or until his successor shall have been elected and qualified.

   Mr. Kelley has been President and Chief Executive Officer of the Company since January 1994. Prior to that he was Executive Vice President of TIE/Communications, Inc. from 1991 to 1994 with responsibility for business development, acquisitions and product management, President of CTG Inc., a subsidiary of TIE/Canada, Inc., from 1990 to 1991 and President of TIE National Accounts, Inc., a subsidiary of TIE/Communications, Inc., from 1986 to 1990.

   Mr. Brix became a Vice President of the Company in March 1994 with responsibility for U.S. sales and marketing. Prior to that he was Director of Sales and Marketing of Syntellect Network Systems, Inc. from December 1993 to March 1994, Regional Vice President of Voicetek Corp. from 1990 to 1993 and President of Voicecom Associates, Inc. from 1987 to 1990.

   Mr. Mayer has been Secretary of the Company since 1975. He was Treasurer from 1974 to 1989 and a Vice President of the Company from 1986 to 1996.

   Mr. Keefe has been a Vice President of the Company since 1993 with responsibility for engineering, prior to which he was Manager of Software Planning and Development from 1992 until 1993 and senior engineer for more than five years. He has been employed by the Company since 1980.

   Mr. Strutt became Vice President of the Company July 1994 with responsibility for European operations. Since 1994, he has been Managing Director of Dacon Electronics Plc, which was acquired by the Company in 1992, and Director of Sales and Operations from 1990 through 1994. Prior to that he was Managing Director of Automatic Answering Ltd. for four years.

   Mr. Sullivan has been Treasurer and Chief Financial Officer of the Company since 1989. Prior to that he was Treasurer and Chief Financial Officer of Fundsnet, Inc., an electronic funds transfer company, from 1986 until 1989. He was employed by The Singer Co. from 1977 to 1986, where his most recent position was Vice President-Finance, Asia Division.

   Mr. Zizzo became a Vice President of the Company in March 1995 with responsibility for operations, primarily manufacturing, purchasing and physical facilities, prior to which he had been Director of Operations since May 1994. He was an independent consultant from 1993 to April 1994. Prior to that he was a Vice President of TIE/Communications, Inc., from 1991 to 1992, a Vice President of CTG Inc., a subsidiary of TIE/Canada, Inc., from 1990 to 1991 and Director of Customer Support Services of TIE/Communications, Inc. for more than five years.

                                   PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

   (a) and (b) Cognitronics' stock is traded on the American Stock Exchange under the symbol CGN. On March 1, 1996 there were 1,060 shareholders of record. Information on quarterly stock prices is set forth in Item 8 of this Annual Report on this Form 10-K and is incorporated herein by reference.

   (c) The Company has never paid a cash dividend on its Common Stock and has used its cash for the development of its business. The Company has no present intention of paying a cash dividend, and payment of any future dividends will depend upon the Company's earnings, financial condition and other relevant factors.


Item 6.  Selected Financial Data
                                        Year ended December 31,
                                  (in thousands except per share data)
--------------------------------------------------------------------------------
OPERATING RESULTS                     1995     1994     1993     1992     1991
--------------------------------------------------------------------------------
Revenues                            $17,485  $14,576  $16,417  $16,178  $14,618
Income (loss) from continuing
   operations                         1,321     (297)  (1,942)   1,915      796
Income (loss) from discontinued
   operations                                            (386)    (277)      45
Extraordinary credit                                                        121
Cumulative effect of accounting
   changes                                               (471)
Net income (loss)                     1,321     (297)  (2,799)   1,638      962
Income (loss) per share:
   Continuing operations               $.39    ($.09)   ($.60)    $.59     $.24
   Discontinued operations                               (.12)    (.08)     .02
   Extraordinary credit                                                     .04
   Cumulative effect of
      accounting changes                                 (.15)
   Net income (loss)                    .39     (.09)    (.87)     .51      .30
Weighted average number of common
    shares outstanding                3,424    3,144    3,206    3,240    3,223
--------------------------------------------------------------------------------
FINANCIAL POSITION
--------------------------------------------------------------------------------
Working capital                     $ 7,374  $ 4,956  $ 2,726  $ 6,664  $ 6,551
Total assets                         15,040   14,180   15,449   16,670   11,249
Common stock subject to repurchase             1,250    1,250    1,400
Stockholders' equity                  9,044    7,042    7,193   10,698    8,372
Stockholders' equity per share        $2.63    $2.25    $2.37    $3.42    $2.81
Cash dividends paid                    None     None     None     None     None
--------------------------------------------------------------------------------

Effective the close of business December 31, 1991, the Company disposed of its scanning systems products and related maintenance business.

On November 13, 1992, The Company acquired all the outstanding stock of Dacon Electronics Plc.

The above Selected Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and the unaudited quarterly financial data included in Item 8 of this Annual Report on Form 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Company reported net income of $1.3 million for 1995 versus net losses of $.3 million in 1994 and $2.8 million in 1993, principally due to increased sales and reduced expenses.

   Sales increased $2.9 million (20%) to $17.5 million in 1995 versus $14.6 million in 1994, primarily due to increased sales of $2.7 million in its UK distributorship operations. Sales of domestic operations increased $.2 million due to sales of McIAS upgrade kits ($2 million) and higher volumes of McIAS 16xxs and 2100s substantially offset by lower sales of McIAS 1100s and 1500s. Gross margins increased $2.4 million (35%) to $9.2 million in 1995 from $6.8 million 1994. Gross margins of the UK distributorship operations increased $1.8 million due to higher volume and improved product mix; the domestic operations gross margin increased $.9 million due to improved product mix. The sales of the UK distributorship operations, in all years, were principally to one customer. Loss of this customer would have an adverse impact upon the Company's operations.

   In 1994, sales decreased $1.8 million (11%) to $14.6 million from $16.4 million in 1993, primarily due to lower sales of the domestic operations, $2.8 million, resulting from lower sales volume of McIAS 2100s and McIAS 1100s offset, in part, by higher volume of McIAS 1500s and McIAS 1600 series products. This decrease was offset by an increase of $1 million in sales of the Company's UK distributorship operations due to increased volume. Gross margin decreased $.9 million (12%) from the prior year principally due to lower sales volume and unfavorable sales product mix of the Company's domestic operations, $2.1 million, offset by a reduction of $.6 million for inventory provisions and by an increase of $.5 million in the gross margin of its UK distributorship operations due to higher sales volume, improved mix and lower costs.

   In 1995, research and development expense was comparable to the prior year; however, the Company anticipates increased expenditures in 1996. Research and development decreased $.8 million, or 35%, in 1994 from 1993 primarily due to reduced utilization of outside consultants and lower headcount.

   Selling, general and administrative costs decreased $.1 million (2%) in 1995 due to a decrease of $.5 million in the domestic operations, attributable to lower personnel costs offset by a $.4 million increase in the UK distributorship operations primarily attributable to higher personnel costs. Selling, general and administrative expenses decreased $1 million (17%) in 1994 from 1993 due to the consolidation of US operations in late 1993, headcount reductions and lower advertising expenses; also, during 1994, the Company curtailed certain retirement and post-retirement benefit plans reducing the net periodic expense by approximately $.2 million from the prior year levels.

   Other expense, net, increased $.1 million in 1995 as compared to 1994 and decreased by $1 milion in 1994 as compared to 1993 (see Note H to the Consolidated Financial Statements).

   The provision for income taxes is discussed in Note G to the Consolidated Financial Statements. Under Financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize this benefit, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $3.8 million. The current deferred tax benefit of $.5 million is primarily attributable to inventory provisions and the recognition of such loss, for tax purposes, is, in large measure, within the control of the Company. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income (loss) from continuing operations was $1.0 million, $(.3) million and $(1.5) million in 1995, 1994 and 1993, respectively. In 1994, the benefit of cost reduction programs initiated in 1993 and 1994 were not fully realized and included in the 1993 loss were additional inventory provisions, severance expense and writedown of assets, aggregating approximately $1.5 million. The losses in 1994 and 1993 also reflect a decline in the demand for the Company's McIAS 2100 series of products. The Company anticipates additional revenue contributions from the introduction of new products at varying price feature points and upgrade programs for the large installed base of the McIAS systems. Based on this and the full impact of cost reduction programs already instituted, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

   The effect of inflation has not had a major impact on the operating results of the Company over the past few years. However, technological advances and productivity improvements are continually being applied to reduce costs, thus reducing inflationary pressures on the operating results of the Company.

   In 1993, the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see Note J to the Consolidated Financial Statements), and FASB Statement No. 109, "Accounting for Income Taxes" (see Note G to the Consolidated Financial Statements). The adoption of these accounting standards resulted in a cumulative net, after-tax charge of $471,000.

   Also in 1993, the Company disposed of its machined parts segment resulting in an after-tax loss of $386,000 (see Note N to the Consolidated Financial Statements).

Liquidity and Sources of Capital

   Net cash flow from operations was $2.3 million in 1995 and $.9 million in 1994 and 1993.

   Working capital increased to $7.4 million at December 31, 1995 from $5.0 million at December 31, 1994. Working capital was $2.7 million at December 31, 1993. The ratio of current assets to current liabilities increased to 3.3:1 at December 31, 1995 from 2.2:1 at December 31, 1994 and 1.6:1 at December 31, 1993. The increase in 1995 is primarily due to improved operating results.

   In 1995, the Company used cash flows from operations to reduce debt and common stock subject to repurchase. In 1996, the Company will purchase approximately $.4 million of equipment and incur increased research and development expenditures. Management believes that the cash balance at December 31, 1995 and the cash flow from operations in 1996 will be sufficient to meet these needs.

   In 1993, a purported consolidated class action lawsuit was filed against the Company and certain of its officers (see Note L to the Consolidated Financial Statements). Due to the uncertainties involved in litigation, the ultimate outcome cannot be determined at this time. If adversely determined, the resolution of this matter could have a material negative affect on the Company's finanacial condition, results of operations and cash flows.

Certain Factors that may Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third party suppliers and intellectual property rights, risks in product and technology development and other risks factors detailed in this Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

Item 8.  Financial Statements and Supplementary Data

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                     (in thousands except per share amounts)

1995                                         First    Second    Third   Fourth
--------------------------------------------------------------------------------
Sales                                        $4,388   $5,010   $4,038   $4,049
Gross profit                                  2,270    2,693    2,163    2,033
Net income                                      252      410      344      315
Net income per share:                          $.08     $.12     $.10     $.09

Common Stock price range:
    High                                     $3-1/2   $4-3/4   $6-3/8   $7-1/4
    Low                                       2-1/8    2-1/2    3-1/16   4-3/8



1994                                         First    Second    Third   Fourth
--------------------------------------------------------------------------------
Sales                                        $3,629   $3,914   $3,684   $3,349
Gross profit                                  1,607    1,875    1,794    1,494
Net income (loss)                              (104)      63      (24)    (232)
Net income (loss) per share:                  $(.03)    $.02    $(.01)   $(.07)

Common Stock price range:
    High                                     $5-1/4   $4       $3-1/8   $2-1/2
    Low                                       4        1-7/8    2-1/8    1-3/8

In the fourth quarter 1994, the Company granted extraordinary stock bonuses aggregating $163,000 ($.04 per share).

The above financial information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

                         Report of Independent Auditors

Shareholders and Board of Directors
Cognitronics Corporation

We have audited the accompanying consolidated balance sheets of Cognitronics Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cognitronics Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes G and J to the financial statements, in 1993 the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.




March 13, 1996                          /s/ Ernst & Young LLP
                                        -----------------------
                                            Ernst & Young LLP

CONSOLIDATED BALANCE SHEETS
COGNITRONICS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
(dollars in thousands)
                                                                December 31,
                                                               1995      1994
ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                 $ 3,668   $ 2,940
   Accounts receivable, less allowances of $83 and $168        2,832     2,316
   Inventories                                                 2,983     2,682
   Deferred income taxes                                         500       599
   Other current assets                                          601       653
                                                            --------   -------
        TOTAL CURRENT ASSETS                                  10,584     9,190
PROPERTY, PLANT AND EQUIPMENT, net                             1,275     1,354
GOODWILL, less amortization of $1,064 and $731                 2,313     2,646
DEFERRED INCOME TAXES                                            808       823
OTHER ASSETS                                                      60       167
                                                             -------    -------
                                                             $15,040   $14,180
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
CURRENT LIABILITIES
   Notes payable                                             $    78    $  500
   Accounts payable                                              705     1,064
   Accrued compensation and benefits                             769       596
   Income taxes payable                                          786        44
   Common stock subject to repurchase                                    1,250
   Other accrued expenses                                        872       780
                                                             -------    ------
        TOTAL CURRENT LIABILITIES                              3,210     4,234
LONG-TERM DEBT                                                   350       407
OTHER NON-CURRENT LIABILITIES                                  2,436     2,497

COMMITMENTS AND CONTINGENCIES (Notes J and L)

STOCKHOLDERS' EQUITY
   Common Stock, par value $.20 a share;
        authorized 10,000,000 shares;
        issued 3,437,936 and 3,164,621 shares                    687       633
   Additional paid-in capital                                 12,146    11,423
   Accumulated deficit                                        (3,453)   (4,774)
   Currency translation adjustment                               (71)      (48)
   Unearned compensation                                        (265)
   Treasury shares, 33,071, at cost                                       (192)
                                                             -------    ------
        TOTAL STOCKHOLDERS' EQUITY                             9,044     7,042
                                                             -------    ------
                                                             $15,040   $14,180
================================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
COGNITRONICS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
(in thousands except per share data)
                                                       Year ended December 31,
                                                       1995     1994     1993
--------------------------------------------------------------------------------

SALES                                                $17,485  $14,576  $16,417

COSTS AND EXPENSES
   Cost of products sold                               8,326    7,806    8,760
   Research and development                            1,472    1,523    2,348
   Selling, general and administrative                 4,990    5,083    6,119
   Amortization of goodwill                              333      332      355
   Other expense, net                                    129       17      993
                                                     -------  -------  -------
                                                      15,250   14,761   18,575
   Income (loss) before income taxes,
        discontinued operations, and cumulative
        effect of accounting changes                   2,235     (185)  (2,158)
PROVISION (BENEFIT) FOR INCOME TAXES                     914      112     (216)
                                                     -------  -------  -------
        Income (loss) from continuing operations       1,321     (297)  (1,942)

LOSS FROM DISCONTINUED OPERATIONS                                         (386)

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                   (471)
                                                     -------  -------  -------
NET INCOME (LOSS)                                    $ 1,321  $  (297) $(2,799)
================================================================================

INCOME (LOSS) PER SHARE:
   From continuing operations                           $.39    $(.09)   $(.60)
   From discontinued operations                                           (.12)
   Cumulative effect of accounting changes, net                           (.15)
                                                       -----    -----    -----
   Net income (loss)                                    $.39    $(.09)   $(.87)
===============================================================================


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
COGNITRONICS CORPORATION AND SUBSIDIARIES
Years ended December 31, 1993, 1994 and 1995

------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
                                      Common Stock        Additional    Accumu-   Currency   Unearned Treasury
                                    Shares                  Paid-In      lated    Transla-  Compensa-   Shares
                                  Outstanding   Amount      Capital     Deficit     tion        tion   Amount
------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1993         3,129,423      $626      $11,750     $(1,678)     $  0      $   0    $   0
Shares issued pursuant to
 employee stock plans                 42,649         7           93                                        44
Shares issued to directors as
 compensation                          3,807                     (4)                                       22
Shares purchased for treasury       (144,329)                                                            (837)
Effect of exchange rate                                                               (31)
Net loss                                                                 (2,799)
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993       3,031,550       633        11,839     (4,477)      (31)         0     (771)
Shares issued to management as
 compensation                        100,000                    (416)                                     579
Effect of exchange rate                                                               (17)
Net loss                                                                   (297)
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994       3,131,550       633        11,423     (4,774)      (48)         0     (192)
Shares issued to Dacon
 shareholders                        106,383        21           189
Warrants issued to Dacon
 shareholders                                                     35
Shares issued pursuant to
 employee stock plans                198,568        33           495                            (265)     192
Shares issued to Directors
 as compensation                       1,435                       4
Effect of exchange rate                                                               (23)
Net income                                                                1,321
                                   ---------      ----       -------    -------      ----       ----    -----
                                   3,437,936      $687       $12,146    $(3,453)     $(71)     $(265)   $   0
==============================================================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COGNITRONICS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
(in thousands)                                      Year ended  December 31,
                                                    1995       1994       1993
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                               $1,321     $ (297)   $(2,799)
  Reconciliation to income (loss) from
    continuing operations:
      Loss from discontinued operations                                    386
      Cumulative effect of accounting changes                              471
                                                  ------     ------    -------
  Income (loss) from continuing operations         1,321       (297)    (1,942)
  Adjustments to reconcile income (loss)
    from continuing operations to net cash
    provided by operating activities:
      Income tax expense (benefit)                   914        112       (216)
      Depreciation and amortization                  351        377        377
      Amortization of goodwill                       333        332        355
      (Gain) loss on deposition of  assets            21         27         41
      Shares issued as compensation                  198        163         18
      Net (increase) decrease in:
        Accounts receivable                         (546)      (133)       769
        Inventories                                 (311)       315        116
        Other assets                                 150        650         92
      Net increase (decrease) in:
        Accounts payable                            (337)      (364)       568
        Accrued compensation and benefits            121       (817)       656
        Other accrued expenses                       195         49        449
                                                  ------      -----    -------
                                                   2,410        414      1,283
        Income taxes refunded (paid)                 (80)       522       (423)
                                                  ------      -----    -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES
          OF CONTINUING OPERATIONS                 2,330        936        860
--------------------------------------------------------------------------------
NET CASH USED BY DISCONTINUED OPERATIONS                                  (651)
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from disposition of assets                 26         31         25
  Additions to property, plant and equipment        (286)      (284)      (575)
  Acquisition of Dacon, net of cash acquired                    (77)      (557)
                                                   -----       ----       ----
        NET CASH USED BY INVESTING ACTIVITIES       (260)      (330)     (1,107)
--------------------------------------------------------------------------------

                                                        continued---

CONSOLIDATED STATEMENTS OF CASH FLOWS - Page 2
COGNITRONICS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
(in thousands)                                      Year ended  December 31,
                                                    1995       1994       1993
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Shares subject to repurchase                      (500)
  Principal payments on debt                      (1,715)      (952       (216)
  Issuance of debt                                   725        952        599
  Purchase of short-term investments                         (1,600)
  Proceeds from sale of short-term investments                1,600
  Shares issued pursuant to employee stock plans     165                   144
  Shares purchased for treasury                                          (837)
  Proceeds from sale of note receivable                       1,893
                                                   -----      -----    -------
        NET CASH (USED) PROVIDED BY
          FINANCING ACTIVITIES                    (1,325)     1,893       (310)
--------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE DIFFERENCES                  (17)         5
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     728      2,504     (1,208)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR      2,940        436      1,644
                                                  ------     ------     ------
CASH AND CASH EQUIVALENTS - END OF YEAR           $3,668     $2,940     $  436
===============================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
COGNITRONICS CORPORATION AND SUBSIDIARIES

Note A.  Summary of Significant Accounting Policies

Organization. The Company designs, manufactures and markets voice processing products in the United States and, through a subsidiary, distributes call management and voice processing equipment in Europe.

A major portion of the Company's domestic revenues come from a few customers whose identities change within each three to four year period. Substantially all of its European distributorship revenue comes from one customer, the loss of which would have a material adverse impact on the Company. The Company's receivables are primarily from major, well-established companies in the telecommunications industry, and at December 31, 1995, three such companies accounted for 66% of the accounts receivable. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well-established corporations with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

Principles of Consolidation. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the finanacial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The carrying amounts of the Company's financial instruments (trade receivables/payables and other short-term and long-term debt) approximate fair value.

Cash and Cash Equivalents. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 1995, $3.2 million of the Company's cash and cash equivalent balances were with two financial institutions.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment. Property, plant and equipment is carried at cost less allowances for depreciation, computed in accordance with the straight-line method based on estimated useful lives.

Foreign Exchange. Results of operations for the Company's foreign subsidiary were translated into U.S. dollars using average exchange rates during the period, while assets and liabilities are translated using current rates at the end of the period.

Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value at the date of grant. The Company currently accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", which method recognizes no compensation expense, and intends to continue to do so.

Earnings (Loss) Per Share. Earnings per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the year as follows: 3,423,688 in 1995, 3,144,183 in 1994 and 3,206,489 in 1993.
Fully diluted earnings per share did not differ significantly from primary earnings per share in any year.

Goodwill. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over its estimated useful life (10 years). Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.


Note B. Valuation and Qualifying Accounts

The allowance for doubtful accounts was increased by $84,000, $67,000 and $67,000 in 1995, 1994 and 1993, respectively, by charges to cost and expense. In 1995, the Company reclassified an allowance of $169,000, together with the related receivables to other assets. In 1993, the Company wrote off uncollectible accounts, net of recoveries, of $20,000 in 1993.


Note C.  Inventories (in thousands):
                                                            1995    1994
                                                           ------  ------
Finished and in process                                    $2,012  $1,832
Materials and purchased parts                                 971     850
                                                           ------  ------
                                                           $2,983  $2,682
                                                           ======  ======


Note D.  Property, Plant and Equipment (in thousands):
                                                            1995    1994
                                                           ------  ------
Building                                                   $  383  $  390
Machinery and equipment                                     1,066   1,724
Furniture and fixtures                                      1,172   1,868
                                                           ------  ------
                                                            2,621   3,982
Less allowances for depreciation                            1,346   2,628
                                                           ------  ------
                                                           $1,275  $1,354
                                                           ======  ======

Note E.  Other Non-current Liabilities (in thousands):
                                                            1995    1994
                                                           ------  ------
Accrued officers' supplemental pension plan expense        $  738  $  741
Accrued deferred compensation                                 335     341
Accrued pension expense                                       776     804
Accrued postretirement benefit liability                      798     764
                                                           ------  ------
                                                            2,647   2,650
   Less current portion                                       211     153
                                                           ------  ------
                                                           $2,436  $2,497
                                                           ======  ======


Note F.  Debt and Credit Arrangements
                                                             1995   1994
Notes payable (in thousands):                                ----   ----
   Notes payable to financial services companies                    $412
   Installment finance agreements, interest
      at 6.5% and 5.12%                                       $78     88
                                                             ----   ----
                                                              $78   $500
                                                             ====   ====

In 1995, the Company entered into a $1,000,000 line of credit maturing in September, 1996. Borrowings under this arrangement are due on demand, are based on the amount of eligible accounts receivable, as defined, bear interest at the prime rate plus 1% and are secured by substantially all of the Company's assets. At December 31, 1995, no amounts were borrowed under this line of credit. Prior to September 1995, the Company had a line of credit with a financial service company. In addition, in connection with the shares subject to repurchase, the Company, in 1995, issued notes aggregating $750,000 (see Note I), which were repaid in 1995. The average outstanding balances of notes payable were $615,000 and $501,000 for 1995 and 1994, respectively, and the weighted average interest rates were 13.0% and 9.6%, respectively.

Dacon Electronics Plc has a bank line of credit of $153,000 expiring in 1996. No amounts were outstanding in 1995 and the average outstanding balance and average interest rate in 1994 were $36,000 and 10.6%, respectively.

Long term debt (in thousands):                               1995   1994
                                                             ----   ----
   Mortgage note, interest at 12% per annum                  $269   $298
   Installment finance agreements, interest at
      10% to 12% per annum expiring through 1999              157    155
                                                             ----   ----
                                                              426    453
   Less current portion                                        76     46
                                                             ----   ----
                                                             $350   $407
                                                             ====   ====

The mortgage note is secured by Dacon Electronics Plc's land and building (net book value $367,000 at December 31, 1995), and is payable over fifteen years. Approximately $13,000 is due in each of the five years ending December 31, 2000.

Payments on the installment finance agreements for each of the four years ending December 31, 1999 are $63,000, $51,000, $30,000 and $13,000, respectively.

Interest of $141,000, $127,000 and $116,000 was paid in 1995, 1994 and 1993, respectively.


Note G.  Income Taxes

The Company adopted FASB Statement No. 109 "Accounting for Income Taxes" as of January 1, 1993. The cumulative effect of this accounting change, in 1993, resulted in recognizing previously unrecognized tax benefits of $267,000, or $.08 per share. Under FASB Statement No. 109, deferred tax assets and liabilities are adjusted to reflect changes in statutory rates, as income adjustments, in the period that changes are enacted.

As of December 31, 1995, consolidated accumulated deficit included approximately $600,000 of retained earnings applicable to Dacon Electronics Plc, a foreign subsidiary. If the undistributed earnings were remitted, any resulting federal tax would be substantially reduced by foreign tax credits.

The components of the provision (benefit) for income taxes for the years ended December 31, are as follows (in thousands):
                                                   1995    1994    1993
                                                  -----   -----   -----
Continuing operations
Current:
   Federal                                         $245   $(405)  $ (22)
   Foreign                                          515      49      26
   State                                             40      42      15
                                                  -----   -----   -----
        Total current                               800    (314)     19
                                                  -----   -----   -----
Deferred:
   Federal                                           97     308    (312)
   Foreign                                                   48     (23)
   State                                             17      70     100
                                                  -----   -----   -----
        Total deferred                              114     426    (235)
                                                  -----   -----   -----
                                                   $914   $ 112   $(216)
                                                  =====   =====   =====
Discontinued operations
Current:
   Federal                                                        $  62
   State                                                             41
                                                                  -----
        Total current                                               103
Deferred:
   Federal                                                         (237)
   State                                                            (64)
                                                                  -----
        Total deferred                                             (301)
                                                                  -----
                                                                  $(198)
                                                                  =====

Not reflected in the 1995 tax provision is $97,000 of income tax benefits related to the exercise of stock options; such amount was credited to additional paid-in capital.

Domestic and foreign pretax income (loss) from continuing operations for the years ended December 31, are as follows (in thousands):

                                                  1995     1994      1993
                                                 ------   -----   --------
 Domestic operations                             $1,015   $(285)   $(1,541)
 Foreign Operations                               1,220     100       (617)
                                                 ------   -----    -------
                                                 $2,235   $(185)   $(2,158)
                                                 ======   =====    =======

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows (in thousands):
                                                             1995       1994
                                                            ------     ------
Deferred tax liabilities:
   Tax over book depreciation                                $  61     $   58
   Other                                                        30         37
                                                            ------     ------
        Total deferred tax liabilities                          91         95
                                                            ------     ------
Deferred tax assets:
   Inventory valuation                                         464        368
   Accrued liabilities and employee benefits                   402        405
   Accrued deferred compensation                               399        400
   Other post-retirement benefits                              298        285
   Separate return federal operating loss
    carryforwards expiring in 2008 and 2009                    445        445
   General business tax credits                                           153
   Other                                                        47         41
                                                            ------     ------
        Total deferred tax assets                            2,055      2,097
   Valuation allowance                                        (656)      (580)
                                                            ------     ------
                                                             1,399      1,517
                                                            ------     ------
           Net deferred tax assets                          $1,308     $1,422
                                                            ======     ======

Valuation allowance at January 1                             $(580)     $(411)
Charged to tax expense                                         (76)      (169)
                                                             -----      -----
Valuation allowance at December 31                           $(656)     $(580)
                                                             =====      =====

A reconciliation of the statutory federal income tax rate to the effective tax rate of income (loss) from continuing operations follows:

                                               1995       1994         1993
                                              -----       -----       ------
Statutory federal income tax rate              34.0%      (34.0)%      (34.0)%
State income taxes, net of federal
   tax benefit                                  1.7        40.0          3.5
Losses with no tax benefit                                 56.4         12.7
Utilization of foreign loss carryforwards                 (43.4)
Lower foreign tax rate                         (0.5)       (9.5)
Goodwill amortization                           5.1        61.0          5.6
Other                                            .6       (10.0)         2.2
                                              -----       -----        -----
                                               40.9%       60.5%       (10.0)%
                                              =====       =====        =====


Note H.  Other Expense, Net (in thousands):
                                                         1995    1994   1993
                                                         ----    ----   ----
Interest expense                                         $194    $151    $140
Interest income                                           (70)   (129)   (108)
Severance                                                         (75)    582
Curtailment of benefit plans                                      113
Write-down of assets                                                      385
Foreign exchange gain                                       5     (43)     (6)
                                                         ----    ----    ----
                                                         $129    $ 17    $993
                                                         ====    ====    ====


Note I. Common Stock Subject to Repurchase

In 1994, the sellers of Dacon Electronics Plc exercised their rights under the November 1992 purchase agreement, to put 106,383 shares of the Company's common stock to the Company for $11.75 per share. In February 1995, the Company and sellers renegotiated the terms of the put to provide for the immediate payment of an aggregate of $500,000 and the issuance of 10% promissory notes, aggregating $750,000, which were repaid in 1995. Under the terms of the promissory notes, certain of the sellers elected to retain or acquire all of the 106,383 shares at $1.98 per share, which was applied as a prepayment of the interest and principal of the promissory notes. In addition, the sellers were given warrants to purchase an aggregate of 50,000 shares of common stock at $2.375 per share; the warrants expire on December 14, 1998.


Note J. Commitments

Leases. Total rental expense amounted to $265,000 in 1995, $269,000 in 1994 and $326,000 in 1993. Future annual payments for long-term noncancellable leases are approximately $244,000 in 1996 and approximately $226,000 per year thereafter through the year 2003.

Pension Plan. The Company and its domestic subsidiaries have a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

In 1994, the Company amended the plan so that no additional service cost benefits would be earned subsequent to June 30, 1994. With respect to this curtailment, the Company recognized an expense of $210,000 in 1994. Also due to this modification of the plan, the service cost-benefits earned was reduced from prior years in 1994 and was eliminated in 1995. In addition, the Projected Benefit Obligation was reduced to an amount equal to the Accumulated Benefit Obligation resulting in a reduction in the interest cost component of the net periodic pension cost.

In 1993, the Company recognized settlement and curtailment losses primarily related to discontinued operations.

The components of net cost of the plan for the years ended December 31, are as follows (in thousands):
                                                         1995    1994    1993
                                                         ----    ----    ----
Service cost-benefits earned during the period                   $ 63    $115
Interest cost on projected benefit obligation            $111     128     178
Actual return on plan assets                             (199)     23    (129)
Net amortization and deferral                             120     (77)     79
                                                         ----    ----    ----
   Net periodic pension cost                               32     137     243
Effect of settlement                                                      155
Effect of curtailment                                             210     126
                                                         ----    ----    ----
   Total pension cost                                      32     347     524
Less cost charged to discontinued operations                             (295)
                                                         ----    ----    ----
Costs charged to continuing operations                   $ 32   $347     $229
                                                         ====   =====   =====

The following table sets forth the plan's funded status and the accrued pension expense recognized in the Company's consolidated balance sheets at December 31 (in thousands):
                                                                1995     1994
                                                               ------   ------
Actuarial present value:
   Accumulated benefit obligation -
        Vested                                                 $1,453   $1,515
        Non-vested                                                 78       91
                                                               ------   ------
                                                               $1,531   $1,606
                                                               ======   ======
   Projected benefit obligation for service
      rendered to date                                         $1,531   $1,606
Plan assets at fair value                                       1,115    1,073
                                                               ------   ------
Plan assets less than projected benefit obligation               (416)    (533)
Unrecognized net obligation, less accumulated
   amortization of $131 and $123                                  (50)     (58)
Unrecognized net gain                                            (310)    (213)
                                                               ------   ------
Accrued pension expense (included in other
   non-current liabilities)                                    $ (776)  $ (804)
                                                               ======   ======
The discount rate used in determining the projected benefit obligation was 7.25%, in 1995 and 1994. The expected long-term rate of return on plan assets used in determining the net periodic pension cost was 7% for all years presented.

The plan assets at December 31, 1995 and 1994 were principally invested in corporate debt and equity securities.

Employee Savings and Investment Plan. The Company has a defined contribution plan [a 401(k) plan] covering substantially all domestic employees. The Company's contribution is based upon the participants' contributions. The expense was $15,000, $17,000 and $32,000 in 1995, 1994 and 1993, respectively.

Officers' Supplemental Pension Plan. In 1991, the Company adopted an unfunded, noncontributory defined benefit pension plan covering the officers of the Company. Benefits under the plan are based on the final salary of qualified officers. In 1993, the plan was amended to increase the benefit under this plan, to cause the annual retirement benefit for the officers covered by this plan, when combined with other retirement plans of the Company, to be no less than $44,000 per year under certain circumstances. The impact of this amendment increased the accumulated and projected benefit obligations by $125,000 and was being accounted for as prior service cost. Accordingly, it had an insignificant effect on the 1993 net periodic pension cost. In 1994, the Company curtailed the supplemental pension plan by limiting the benefits to officers who retire by June 30, 1996, and recorded a curtailment expense of $312,000, primarily reflecting the write-off of substantially all of the unamortized prior service cost.

The components of net pension cost of the plan for the years ended December 31 are as follows (in thousands):
                                                       1995     1994     1993
                                                       ----     ----     ----
Service cost-benefits earned during the period                  $ 15     $ 28
Interest cost on projected benefit obligation          $ 40       46       45
Amortization of prior service cost                       13       28       42
Amortization of actuarial gains                          (9)      (5)
                                                       ----     ----     ----
   Net periodic pension cost                             44       84      115
Effect of curtailment                                            312
                                                       ----     ----     ----
   Total pension cost                                  $ 44     $396     $115
                                                       ====     ====     ====

The following table sets forth the plan's status and the accrued pension expense recognized in the Company's consolidated balance sheets at December 31 (in thousands):

                                                                1995     1994
                                                               -----    -----
Actuarial present value of vested
   accumulated benefit obligation-                             $ 588    $ 578
                                                               =====     ====

Actuarial present value of projected benefit obligation        $(588)   $(578)
   for service rendered to date
Unrecognized prior service cost                                            13
Unrecognized net gain                                           (150)    (176)
                                                               -----    -----
Accrued pension expense (included in other
   non-current liabilities)                                    $(738)   $(741)
                                                               =====    =====

The discount rate used in determining the projected benefit obligation in all years was 7.25%. All participants are retired and receiving benefits under the Plan and therefore future increases in compensation are not applicable.

Other Postretirement Benefit Plans. In addition to the Company's pension plans, the Company has an unfunded contributory defined benefit plan providing certain health care benefits for retired domestic employees. Prior to 1994, substantially all of the Company's employees became eligible if they reached normal retirement age while working for the Company. The participants' contributions are adjusted periodically and are based on age and length of service at time of retirement. Effective January 1, 1993, the Company adopted FASB Statement No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions", on the immediate recognition basis and recorded a charge of $738,000 (net of $471,000 of deferred tax benefit), or $.23 per share. The effect of adopting this statement increased the net periodic postretirement cost by $100,000 in 1993. In 1994, the Company curtailed this benefit plan, limiting benefits to elegible employees who retire prior to March 31, 1996. This modificaton has the effect of reducing in 1994 and eliminating in future years the service cost component of the post retirement benefit costs. In connection with the sale of the Company's machined parts segment, a gain on curtailment of $154,000 was recognized in 1993. The assumed rate of increase in the per capita cost of covered benefits was 8.7% decreasing to 6% after 10 years. Increasing the health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation by $70,000 at December 31, 1995 and the aggregate service and interest cost component of net periodic postretirement benefit cost for 1995 by $5,000. The weighted average discount rate used in determining the net periodic postretirement benefit cost and accumulated benefit obligation was 7.0%.

The following sets forth the plan's status and accrued post-retirement benefit liability recognized in the Company's Consolidated Balance Sheets (in thousands):
                                                                1995    1994
                                                                ----    ----
Actuarial present value of accumulated postretirement
   benefit obligation:
        Retirees                                                $560    $470
        Active plan participants                                 239     289
                                                                ----    ----
                                                                 799     759
Unrecognized net gain (loss)                                      (1)      5
                                                                 ----   ----
Accrued postretirement benefit liability (included               $798    $764
   in other non-current liabilities)                             ====    ====

The components of post-retirement benefit cost for the years ended December 31, are as follows (in thousands):
                                                       1995     1994     1993
                                                       ----     ----     ----
        Service cost                                           $  26     $ 41
        Interest cost                                   $52       67       99
                                                        ---     ----     ----
           Net periodic cost                             52       93      140
        Curtailment gain                                        (409)    (154)
                                                        ---     ----     ----
           Total plan cost (income)                     $52    $(316)    $(14)
                                                        ===    =====     ====

Deferred Compensation. At December 31, 1995 and 1994, the liability relating to a deferred compensation arrangement between the Company and a director and former officer of the Company aggregated $335,000 and $341,000, respectively.


Note K.  Employee Stock Plans

At December 31, 1995, the Company has reserved 386,430 shares of its common stock for issuance to key employees under the 1990 Stock Option Plan. The plans provide for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally become exercisable in three equal annual installments on a cumulative basis commencing six months from the date of grant and expire five years (maximum ten years) after the date granted.

The Company also has an Employee Stock Purchase Plan under which 108,948 shares are reserved. The purchase price is 85% of the fair market value of the stock on the date offered. Generally, rights to purchase shares under this plan expire up to 27 months after the date of grant.

In 1995, the Company adopted the "Restricted Stock Plan", a time accelerated restricted stock plan (TARSP), under which 150,000 shares of its common stock were reserved. The Plan provides for the award of shares to key employees; generally, the awards vest in five equal annual installments commencing two years after the date of the award. Vesting may be accelerated based on the achievement of certain financial performance goals. In 1995, 139,000 shares were awarded under the plan, of which 41,700 became vested, and $198,000 of compensation expense was recognized.

Information pertaining to these plans is as follows:

                                                Option     Purchase
                                                 Plans       Plan       TARSP
                                                -------    -------    -------
Outstanding at January 1, 1993                  248,976     17,330          0
   Granted                                       76,000     19,717
   Cancelled or expired                         (19,901)    (4,619)
   Exercised                                    (38,030)   (14,634)
                                                -------     -------   -------
Outstanding at December 31, 1993                267,045     17,794          0
   Granted                                      482,250     49,160
   Cancelled or expired                        (348,032)   (20,167)
                                                -------    -------    -------
Outstanding at December 31, 1994                401,263     46,787          0
   Granted                                       37,500               139,000
   Cancelled or expired                         (45,509)    (7,385)
   Exercised                                    (40,322)   (19,246)
   Vested                                                             (41,700)
                                                -------    -------    -------
Outstanding at December 31, 1995                352,932     20,156     97,300
                                                =======    =======    =======

The exercise price for options granted during 1993 ranged from $4.13 to $7.13, for options granted during 1994 ranged from $2.75 to $4.56 and for options granted during 1995 ranged from $2.375 to $6.75. The weighted average exercise price for the 352,932 options outstanding under the Option Plans is $2.76 with expiration dates ranging from 1999 to 2000. Options were exercised under the Option Plans at weighted average exercise prices of $2.66 and $2.80 in 1993 and 1995, respectively. Shares exercisable under the Option Plans at December 31, 1993, 1994 and 1995 were 113,151, 15,188 and 132,693, respectively.

Rights were granted under the Purchase Plan at exercise prices of $4.14 and $2.34 in 1993 and 1994, respectively. In 1993 and 1995, shares were exercised under the Purchase Plan at weighted average prices of $9.43 and $2.34, respectively. The exercise price for the 20,156 rights outstanding under the Purchase Plan is $2.34.


Note L.  Contingencies

In 1993, a purported consolidated class action lawsuit was filed against the Company and certain of its officers alleging securities law violations in connection with the purchase of the Company's common stock by members of the purported classes during the period from October 29, 1992 through March 12, 1993. The plaintiffs seek unspecified damages and related costs. The Company and the other defendants submitted a motion to dismiss the consolidated amended complaint. The Company has denied any wrongdoing and believes it has presented viable grounds to support the motion to dismiss. The motion is sub judice. Due to the uncertainties involved in litigation, the ultimate outcome cannot be determined at this time, and no provision for any liability that may result from this litigation, if any, has been made in the financial statements. If adversely determined, the resolution of this matter could have a material negative affect on the Company's financial condition, results of operation and cash flows.


Note M.  Operations by Industry Segment and Geographic Areas

The Company operates in one industry segment: voice processing products.

The Company operates in the United States and Europe (United Kingdom). Information about the Company's operations by geographic area for the years ended December 31, is as follows (in thousands):
                                                    1995      1994      1993
                                                  -------   -------   -------
Net sales
 United States:
   Unaffiliated customers                         $ 9,970   $ 9,785   $12,657
   Inter-company transfers                            636       411       439
                                                  -------    ------   -------
                                                   10,606    10,196    13,096
 Europe                                             7,515     4,791     3,760
 Eliminations                                        (636)     (411)     (439)
                                                  -------    ------   -------
                                                  $17,485   $14,576   $16,417
                                                  =======   =======   =======
Operating profit (loss)
 United States                                    $ 2,429   $ 1,009   $   396
 Europe                                             1,256       237      (522)
 Inter-company eliminations                                      (8)       67
                                                  -------   -------    ------
                                                    3,685     1,238       (59)
General corporate expenses                          1,321     1,444     2,073
Interest expense, net                                 124        22        32
Foreign exchange (gain) loss                            5       (43)       (6)
                                                  -------   -------   -------
Income (loss) from continuing operations
 before income taxes                              $ 2,235    $ (185)  $(2,158)
                                                  =======    ======   =======
Identifiable assets
 United States                                    $ 9,427   $ 9,353   $10,872
 Europe                                             5,642     4,856     4,599
 Inter-company eliminations                           (29)      (29)      (22)
                                                  -------   -------   -------
                                                  $15,040   $14,180   $15,449
                                                  =======   =======   =======

Revenues include sales of $3.5 million, $4.2 million and $3.9 million in 1995, 1994 and 1993, respectively, to one major customer; sales of $2.7 million in 1995 to another customer; sales of $1.0 million and $2.9 million in 1994 and 1993, respectively, to another customer; sales of $2.5 million in 1993 to another customer; and foreign sales of $5.5 million, $3.3 million and $2.9 million in 1995, 1994 and 1993, respectively, to another customer.

Note N.  Discontinued Operations

In June 1993, the Company sold its machined parts business for a secured note receivable of $1,907,000, bearing interest at 1.5% above the prime rate and payable in sixteen quarterly installments commencing September 1994. This note was paid in full in 1994.

The results of discontinued operations for the year ended December 31, 1993 are as follows (in thousands):

Revenues                                                             $ 432
                                                                     =====
Loss from operations, net of income tax benefit of $74               $(144)
                                                                     =====
Loss on disposal of discontinued operations,                         $(242)
   net of income tax benefit of $124                                 =====
Loss per share:
   From operations                                                   $(.04)
                                                                     =====
   From disposal of discontinued operations                          $(.08)
                                                                     =====


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                     PART III

Item 10.   Directors and Executive Officers of the Registrant

   1.   (a)    The identification of the directors of the Company as of March 1,
1996 and persons nominated to become directors set forth under the capion Information Concerning Nominees in the Proxy Statement for the annual meeting of shareholders to be held on May 9, 1996 is incorporated herein by reference.

        (b) The identification of the executive officers of the Company and their positions with the Company and ages as of March 1, 1996, is set forth under the caption Executive Officers of the Company in Part I of this Annual Report on Form 10-K.

   2. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption Certain Transactions in the Proxy Statement for the annual meeting of shareholders to be held on May 9, 1996 is incorporated herein by reference.

Item 11.   Executive Compensation

        The information on executive compensation set forth under the caption Executive Compensation in the Proxy Statement for the annual meeting of shareholders to be held on May 9, 1996 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        (a) and (b) Security ownership of certain beneficial owners and management set forth under the caption Security Ownership in the Proxy Statement for the annual meeting of shareholders to be held on May 9, 1996 is incorporated herein by reference.

        (c)    Indebtedness of Management. None.

Item 13.   Certain Relationships and Related Transactions

        The information on certain relationships and related transactions set forth under the caption Certain Transactions in the Proxy Statement for the annual meeting of shareholders to be held on May 9, 1996 is incorporated herein by reference.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


 (a)(1) and (2) and (d) The response to this portion of Item 14 is submitted as a separate section beginning on page 34 of this Annual Report on Form 10-K.

 (a)(3) and (c) The response to this portion of Item 14 is submitted as a separate section beginning on page 35 of this Annual Report on Form 10-K.

 (b) There were no reports filed on Form 8-K during the fourth quarter of 1995.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1996.

                                         COGNITRONICS CORPORATION
                                                Registrant

                                         by    /s/ Garrett Sullivan
                                              --------------------
                                              Garrett Sullivan
                                              Treasurer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1996.


 Signature                               Title

Chief Executive Officer:

 /s/Brian J. Kelley                      President and Chief
 ----------------------                  Executive Officer
    Brian J. Kelley


Chief Financial and Accounting Officer:

 /s/Garrett Sullivan                     Treasurer
 ----------------------
    Garrett Sullivan


A Majority of the Board of Directors:

 /s/Edward S. Davis                      Director
 ----------------------
    Edward S. Davis

 /s/Jack Meehan                          Director
 ----------------------
    Jack Meehan

 /s/William A. Merritt                   Director
 ----------------------
    William A. Merritt

 /s/Timothy P. Murphy                    Director
 ----------------------
    Timothy P. Murphy

Form 10-K -- Item 14 (a) (1) and (2) and (d)

 (a)  (1)  Financial Statements

The following financial statements of the Company are included in Item 8.

Financial Statements Covered by Report of Independent Auditors:             Page

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . .13

Consolidated Balance Sheets, December 31, 1995 and December 31, 1994 . . . . .14

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1995 . . . . . . . . . . . . . . . . . . . . 15

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995  .  . . . . . . . . . . . . 16

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995 . . . . . . . . . . . . . . . . . . . . 17

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . 19



     (2) and (d) Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

                            Item 14(a)(3) and (c)

                              INDEX TO EXHIBITS

Exhibit                                                              Page No.

3.1  Certificate of Incorporation as filed on January 2, 1962
     (Exhibit 3-1-A to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).

3.2  Amendment, dated June 28, 1965 (Exhibit 3-1-B to Form S-1
     Registration Statement No. 2-27439 and incorporated herein by reference).

3.3  Amendment, dated October 3, 1966 (Exhibit 3-1-C to Form S-1
     Registration Statement No. 2-27439 and incorporated herein by reference).

3.4  Amendment, dated October 30, 1967 (Exhibit 3-1-D to Form S-1
     Registration Statement No. 2-27439 and incorporated herein by reference).

3.5 Amendment, dated July 27, 1981 (Exhibit 3.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference).

3.6  Amendment, dated September 27, 1984 (Exhibit 3.6 to Annual
     Report on Form 10-K for the fiscal year ended December 31, 1984 and incorporated herein by reference).

3.7 Amendment dated June 13, 1988 (Exhibit 3.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

3.8 Amendment dated November 3, 1994 (Exhibit 3.8 to Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.9  By-laws of the Company (Exhibit 3.9 to Annual Report on
     Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

4.   Specimen Certificate for Common Stock (Exhibit 4-1 to Form
     S-1 Registration Statement No. 2-27439 and incorporated herein by reference).

10.1 1990 Stock Option Plan, as amended (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

10.2 Lease, dated April 30, 1993, between Seymour R.Powers and The Danbury Industrial Corporation, landlord, and Cognitronics
     Corporation, tenant (Exhibit 10.3 to Annual Report on
     Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

Exhibit                                                              Page No.

10.3 Form of Indemnity Agreement, dated October 27, 1986, between each Director (with equivalent form for each Officer) and Cognitronics Corporation (Exhibit 10.7 to Annual Report on
     Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).

10.4 Supplemental Pension Plan for Officers, as amended November
     2, 1993 (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.5 Dacon Put Agreement dated as of February 9, 1995 between Cognitronics Corporation and each of the former shareholders (other than Inkel) of Dacon Electronics Plc (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.6 Form of Warrant Agreement dated February 9, 1995 between Cognitronics Corporation and each of the former shareholders (other than Inkel) of Dacon Electronics Plc, granting warrants to purchase up to an aggregate of 50,000 shares of the Company's Common Stock (Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10.7 Cognitronics Corporation Restricted Stock Plan (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended
     June 30, 1995 and incorporated herein by reference).

10.8 Revolving Loan Agreement between Cognitronics Corporation and People's Bank dated September 8, 1995 (Exhibit 10.1 to
     Quarterly Report on Form 10-Q for the quarter ended
     September 30, 1995 and incorporated herein by reference).

22.  List of subsidiaries of the Company as of December 31, 1995              37
     (attached as Exhibit 22 to this Annual Report on Form 10-K).

23.  Consent of Independent Auditors, dated March 27, 1996                    38
     (attached as Exhibit 23 to this Annual Report on Form 10-K).

27.  Financial Data Schedule (attached as Exhibit 27 to this
     Annual Report on Form 10-K).