Form 10-Q
period 1996-03-31
COGNITRONICS CORP
filed 1996-05-14
CIK 21438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended March 31, 1996

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

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

           Common Stock, par value $0.20 per share -- 3,450,647 shares

  Part I, Item 1.

                    COGNITRONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                               March 31,       December 31,
                                                1996              1995
                                             (Unaudited)
                                             -----------       ------------
  ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                 $ 3,799           $ 3,668
    Accounts receivable, net                    2,401             2,832
    Inventories                                 3,190             2,983
    Deferred income taxes                         500               500
    Other current assets                          590               601
                                              -------           -------
        TOTAL CURRENT ASSETS                   10,480            10,584

  PROPERTY, PLANT AND EQUIPMENT, NET            1,329             1,275
  GOODWILL, NET                                 2,230             2,313
  DEFERRED INCOME TAXES                           808               808
  OTHER ASSETS                                     60                60
                                              -------           -------
                                              $14,907           $15,040
                                              =======           =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes payable                             $    49           $    78
    Accounts payable                              933               705
    Accrued compensation and benefits             579               769
    Income taxes payable                          604               786
    Other accrued expenses                        722               872
                                              -------           -------
        TOTAL CURRENT LIABILITIES               2,887             3,210

  LONG-TERM DEBT                                  327               350
  OTHER NON-CURRENT LIABILITIES                 2,481             2,436

  STOCKHOLDERS' EQUITY
    Common Stock, par value $.20 a
      share, authorized 10,000,000
      shares; issued 3,450,647
      and 3,437,936 shares                        690               687
    Additional paid-in capital                 12,178            12,146
    Accumulated deficit                        (3,345)           (3,453)
    Unearned compensation                        (240)             (265)
    Currency translation adjustment               (71)              (71)
                                              -------           -------
        TOTAL STOCKHOLDERS' EQUITY              9,212             9,044
                                              -------           -------
                                              $14,907           $15,040
                                              =======           =======

  See Note to Condensed Consolidated Financial Statements.

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           (dollars in thousands except per share amounts)



                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                   1996        1995
                                                   ----        ----
  NET SALES                                       $3,765      $4,388
                                                  ------      ------

  COST AND EXPENSES:
    Cost of products sold                          1,975       2,118
    Research and development                         365         372
    Selling, general and
       administrative                              1,172       1,279
    Amortization of goodwill                          83          83
    Other (income) expense, net                      (16)         60
                                                  ------      ------
                                                   3,579       3,912
                                                  ------      ------
    Income before income taxes                       186         476
  PROVISION FOR INCOME TAXES                          78         224
                                                  ------      ------
  NET INCOME                                      $  108      $  252
                                                  ======      ======


  NET INCOME PER SHARE                              $.03       $ .08
                                                    ====       =====
  Weighted average number of
  common and common equivalent
  shares outstanding                             3,605,232   3,239,802
                                                 =========   =========



  See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (dollars in thousands)

                                                   Three Months Ended
                                                         March 31
                                                   ------------------
                                                  1996            1995
                                                  ----            ----
  NET CASH PROVIDED BY
  OPERATIONS                                     $  273          $  147
                                                 ------          ------

  INVESTING ACTIVITIES
    Additions to property, plant and
      equipment, net                               (125)           ( 65)
                                                 ------          ------
     NET CASH USED BY INVESTING
        ACTIVITIES                                 (125)           ( 65)
                                                 ------          ------

  FINANCING ACTIVITIES
    Shares subject to repurchase                                   (500)
    Payment of debt                                 (52)           (359)
    Issuance of debt                                                150
    Shares issued pursuant to employee
      stock plans                                    35
                                                 ------          ------
     NET CASH USED BY
        FINANCING ACTIVITIES                        (17)           (709)
                                                 ------          ------

  INCREASE (DECREASE) IN CASH                       131            (627)
  CASH - BEGINNING OF PERIOD                      3,668           2,940
                                                 ------          ------
  CASH - END OF PERIOD                           $3,799          $2,313
                                                 ======          ======

  INCOME TAXES PAID                              $  270          $   18
                                                 ======          ======

  INTEREST EXPENSE PAID                          $   16          $   47
                                                 ======          ======






  See Note to Condensed Consolidated Financial Statements.

         NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1996

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for com-plete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  Inventories                             March 31,          December 31,
  (in thousands):                           1996                 1995
                                          ---------          ------------
  Finished and in process                  $2,063              $2,012
  Materials and purchased parts             1,127                 971
                                           ------              ------
                                           $3,190              $2,983
                                           ======              ======

  Other Non-Current Liabilities           March 31,          December 31,
  (in thousands):                           1996                 1995
                                          ---------          ------------
  Accrued Supplemental Pension Plan        $  732              $  738
  Accrued Deferred Compensation               335                 335
  Accrued Pension Expense                     782                 776
  Accrued Post-retirement Benefit
     Liability                                804                 798
                                           ------               -----
                                            2,653               2,647
       Less current portion                   172                 211
                                           ------              ------
                                           $2,481              $2,436
                                           ======              ======

  CONTINGENCIES
  Pending Litigation. In 1993, a purported consolidated class action lawsuit was filed against the Company and certain of its officers alleging securities law violations in connection with the purchase of the Company's common stock by members of the purported classes during the period from October 29, 1992 through March 12, 1993. The plaintiffs seek unspecified damages and related costs. The Company and the other defendants submitted a motion to dismiss the consolidated amended complaint. The Company has denied any wrongdoing and believes it has presented viable grounds to support the motion to dis-miss. The motion is sub judice. Due to the uncertainties involved in litiga-tion, the ultimate outcome cannot be determined at this time, and no provi-sion for any liability that may result from this litigation, if any, has been made in the financial statements. If adversely determined, the resolution of this matter could have a material negative affect on the Company's financial condition, results of operations and cash flows.

  Item 2.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations
  ---------------------
  The Company reported net income of $108,000 ($.03 per share) on sales of $3,765,000 in the quarter ended March 31, 1996, down from $252,000 ($.08 per share) and $4,388,000, respectively, in the comparable 1995 quarters.

  Consolidated sales for the first quarter of 1996 decreased $623,000, or 14%, from the prior year period. Sales of domestic operations decreased $960,000, or 34%, while sales of the United Kingdom operations increased $336,000, or 21%, due to higher volume of distributorship type products. The domestic sales decrease primarily reflects lower sales volume of McIAS 2100s and related upgrades and lower sales volume of McIAS 1100s and McIAS 1500s. It is anticipated that sales of these older products will continue to decrease throughout 1996. Also, the 1995 quarter included non-recurring sales of McIAS 1610s for a special application ($175,000).

  The Company continues to focus its efforts upon achieving acceptance of its new McIAS 16xx IP product line by telephone operating companies.

  The gross margin percentage decreased to 48% in the current quarter from 52% in the comparable quarter in 1995 primarily due to the decrease in sales of the higher gross margin McIAS products relative to the lower gross margin distributorship products.

  Selling, general and administrative expense decreased $107,000, or 8%, in the current quarter from the same 1995 quarter primarily due to lower expense ($178,000) in the domestic operations (primarily personnel costs), partially offset by higher expenses ($71,000) in the United Kingdom operations (pri-marily personnel costs).

  Under financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize this benefit, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $3.8 million. The current deferred tax benefit of $.5 million is primarily at-tributable to inventory provisions and the recognition of such loss, for tax purposes, is, in large measure, within the control of the Company. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income (loss) from continuing operations was $1.0 million, $(.3) million and $(1.5) million in 1995, 1994 and 1993, re-spectively. In 1994, the benefit of cost reduction programs initiated in 1993 and 1994 were not fully realized and included in the 1993 loss were additional inventory provisions, severance expense and writedown of assets, aggregating approximately $1.5 million. The losses in 1994 and 1993 also reflect a decline in the demand for the Company's McIAS 2100 series of products. The Company anticipates additional revenue contributions in 1996 from the introduction of new products at varying price feature points. Based on this and the full impact of cost reduction programs already instituted, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

  Liquidity and Sources of Capital
  --------------------------------
  Working capital and the ratio of current assets to current liabilities in-creased to $7.6 million and 3.6:1 at March 31, 1996 compared to $7.4 million and 3.3:1 at December 31, 1995, respectively. The improvement in 1996 is mainly due to the Company's results of operations for the three months ended March 31, 1996.

  In 1996, the Company anticipates purchasing $.4 million of equipment and incurring increased research and development expenditures. Management believes that its cash balances and the cash flow from operations in 1996 will be sufficient to meet these needs.

  In 1993, a purported consolidated class action lawsuit was filed against the company and certain of its officers (see Note to the Condensed Consolidated Financial Statements). Due to the uncertainties involved in litigation, the ultimate outcome cannot be determined at this time. If adversely determined, the resolution of this matter could have a material negative affect on the Company financial condition, results of operations and cash flows.

  Certain Factors That May Affect Future Results
  ----------------------------------------------
  From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to , product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third party suppliers and intellectual property rights, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and exchange Com-mission filings.


                                 Part II

  Item 4.  Submission of Matters to a Vote of Security Holders.

  (a)  The Registrant's Annual Meeting of Stockholders was held on May 9,
       1996.

  (c)  The following matters were voted upon by the stockholders:

                                      Withheld                  Broker
                             For      or Against     Abstain    Non-Votes
  1.  Election of seven
      Directors -
      Edward S. Davis     3,051,799    46,937                   68,800
      Brian J. Kelley     3,052,597    46,139                   68,800
      Jack Meehan         3,054,127    44,609                   68,800
      William A. Merritt  3,054,127    44,609                   68,800
      Timothy P. Murphy   3,052,727    46,009                   68,800
      David H. Shepard    3,049,183    49,553                   68,800
      Roy A. Strutt       3,052,827    45,909                   68,800

                                      Withheld                  Broker
                             For      or Against     Abstain    Non-Votes

  2.  To adopt the amend-
      ment to the 1990
      Stock Option Plan   2,915,288   167,208       16,240      68,800

  3.  To approve the
      selection of
      Ernst & Young LLP
      as independent
      auditors            3,076,887    16,431        5,418      68,800

  Item 6.  Exhibits and Reports on Form 8-K

  No exhibits or reports were filed during the current quarter.



                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COGNITRONICS CORPORATION
                                                Registrant



  Date: May 14, 1996                By  /S/ Garrett Sullivan
                                        _________________________
                                        Garrett Sullivan, Treasurer
                                            and Chief Financial Officer