Form 10-Q
period 1996-06-30
COGNITRONICS CORP
filed 1996-07-30
CIK 21438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended June 30, 1996

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

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

           Common Stock, par value $0.20 per share -- 3,451,913 shares

  Part I, Item 1.

                    COGNITRONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                               June 30,        December 31,
                                                1996              1995
                                             (Unaudited)
                                            -------------      ------------
  ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                 $ 3,317           $ 3,668
    Accounts receivable, net                    3,898             2,832
    Inventories                                 2,636             2,983
    Deferred income taxes                         513               500
    Other current assets                          550               601
                                              -------           -------
        TOTAL CURRENT ASSETS                   10,914            10,584

  PROPERTY, PLANT AND EQUIPMENT, NET            1,358             1,275
  GOODWILL, NET                                 2,147             2,313
  DEFERRED INCOME TAXES                           790               808
  OTHER ASSETS                                    100                60
                                              -------           -------
                                              $15,309           $15,040
                                              =======           =======
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes payable                             $    27           $    78
    Accounts payable                              588               705
    Accrued compensation and benefits             646               769
    Income taxes payable                          808               786
    Other accrued expenses                        770               872
                                              -------           -------
        TOTAL CURRENT LIABILITIES               2,839             3,210

  LONG-TERM DEBT                                  337               350
  OTHER NON-CURRENT LIABILITIES                 2,465             2,436

  STOCKHOLDERS' EQUITY
    Common Stock, par value $.20 a
      share, authorized 10,000,000
      shares; issued 3,451,913
      and 3,437,936 shares                        690               687
    Additional paid-in capital                 12,179            12,146
    Accumulated deficit                        (2,916)           (3,453)
    Unearned compensation                        (214)             (265)
    Currency translation adjustment               (71)              (71)
                                              -------           -------
        TOTAL STOCKHOLDERS' EQUITY              9,668             9,044
                                              -------           -------
                                              $15,309           $15,040
                                              =======           =======

  See Note to Condensed Consolidated Financial Statements.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands except per share amounts)


                              Three Months Ended       Six Months Ended
                                    June 30,               June 30,
                              ------------------       ----------------
                               1996        1995        1996       1995
                               ----        ----        ----       ----
  NET SALES                   $5,051      $5,010      $8,816     $9,398
                              ------      ------      ------     ------

  COST AND EXPENSES:
    Cost of products sold      2,366       2,317       4,341      4,435
    Research and development     386         391         751        763
    Selling, general and
       administrative          1,500       1,436       2,672      2,715
    Amortization of goodwill      83          83         166        166
    Other (income) expense,
       net                       (11)         45         (27)       105
                              ------      ------      ------     ------
                               4,324       4,272       7,903      8,184

    Income before income taxes   727         738         913      1,214
                              ------      ------      ------     ------
  PROVISION FOR INCOME TAXES     297         328         375        552
                              ------      ------      ------     ------
  NET INCOME                  $  430      $  410      $  538     $  662
                              ======      ======      ======     ======


  NET INCOME PER SHARE          $.12        $.12        $.15       $.20
                                ====        ====        ====       ====
  Weighted average number of
  common and common equivalent
  shares outstanding          3,589,243   3,338,178   3,600,041  3,290,630



  See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (dollars in thousands)

                                                     Six Months Ended
                                                         June 30,
                                                     ----------------
                                                  1996            1995
                                                  ----            ----
  NET CASH (USED) PROVIDED BY
  OPERATIONS                                     $  (94)         $1,886
                                                 ------          ------

  INVESTING ACTIVITIES
    Additions to property, plant and
      equipment, net                               (234)           (132)
                                                 ------          ------
     NET CASH USED BY INVESTING
        ACTIVITIES                                 (234)           (132)
                                                 ------          ------

  FINANCING ACTIVITIES
    Shares subject to repurchase                                   (500)
    Payment of debt                                 (96)           (907)
    Issuance of debt                                 36             521
    Shares issued pursuant to
      employee stock plans                           37              55
                                                 ------          ------
     NET CASH USED BY
        FINANCING ACTIVITIES                        (23)           (831)
                                                 ------          ------

  (DECREASE) INCREASE IN CASH                      (351)            923
  CASH - BEGINNING OF PERIOD                      3,668           2,940
                                                 ------          ------
  CASH - END OF PERIOD                           $3,317          $3,863
                                                 ======          ======

  INCOME TAXES PAID                              $  361          $   18
                                                 ======          ======

  INTEREST EXPENSE PAID                          $   19          $   99
                                                 ======          ======






  See Note to Condensed Consolidated Financial Statements.

         NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1996

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for com-plete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited finan-cial statements at that date. For further information, refer to the consoli-dated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Inventories                             June 30,           December 31,
(in thousands):                           1996                 1995
                                        --------           ------------
Finished and in process                  $1,668              $2,012
Materials and purchased parts               968                 971
                                         ------              ------
                                         $2,636              $2,983
                                         ======              ======

Other Non-Current Liabilities             June 30,           December 31,
(in thousands):                             1996                 1995
                                          --------           ------------
Accrued supplemental pension plan        $  725              $  738
Accrued deferred compensation               334                 335
Accrued pension expense                     789                 776
Accrued post-retirement benefit
   liability                                810                 798
                                         ------              ------
                                          2,658               2,647
     Less current portion                   193                 211
                                         ------              ------
                                         $2,465              $2,436
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

Item 2.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
For the quarter ended June 30, 1996, net income was $430,000 ($.12 per share) compared to $410,000 ($.12 per share) in the comparable period in 1995. For the six-month period ended June 30, 1996, the Company reported net income of $538,000 ($.15 per share) versus $662,000 ($.20 per share) in 1995.

Consolidated sales increased $41,000 for the quarter and decreased $582,000 for the six-month period ended June 30, 1996 compared to the same periods of 1995. Sales of the United Kingdom operations increased $71,000 (4% and $362,000 (10%), respectively, from the prior year periods mainly due to the increased sales volume of distributorship type products. Sales for the domestic operations decreased $30,000 and $944,000, respectively, from the prior year periods primarily due to lower volume of McIAS 2100 systems and upgrade kits, McIAS 1100s and McIAS 1500s, offset, in part, by higher unit volume of the McIAS 16xx product line. The quarter ended June 30, 1996 included McIAS 16xx sales of $1,720,000 ($1,135,000 to one customer), repre-senting 56% of domestic sales. Sustainable, substantive sales of the McIAS 16xx product line is dependent on future acceptance by other telephone compa-nies.

The gross margin percentage for the six months ended June 30, 1996 decreased 2% to 51% from the comparable period of the prior year due to product mix.

Selling, general and administrative expense increased $64,000 (4%) for the quarter ended June 30, 1996 compared to the same period of the prior year primarily due to higher personnel expenses in the Company's U.K. operations and higher professional fees in its domestic operations, offset, in part, by lower personnel expenses in its domestic operations.

The Company's effective income tax rate decreased to 41% for both the three and six months ended June 30, 1996 from 44% and 45%, respectively, in the comparable periods of the prior year due to a higher proportion of pretax income in the current periods being attributable to foreign income with a lower effective tax rate.

Under financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize this benefit, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate domestic pretax income of $3.8 million during the carryforward period. The Company's domes-tic pretax income for the six months ended June 30, 1996 was $.3 million.

The current deferred income tax asset of $.5 million is primarily attributa-ble to inventory provisions and valuation reserves, and the recognition of such losses, for tax purposes, are, in large measure, within the control of the Company. The non-current deferred income tax asset, $.8 million, pri-marily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income
(loss) from continuing operations was $1.0 million, $(.3) million and $(1.5) million in years ended December 31, 1995, 1994 and 1993, respectively. In 1994, the benefit of cost reduction programs initiated in 1993 and 1994 were not fully realized and included in the 1993 loss were additional inventory provisions, severance expense and writedowns of assets, aggregating approxi-mately $1.5 million. The losses in 1994 and 1993 also reflect a decline in the demand for the Company's McIAS 2100 series of products. The Company anticipates additional revenue contributions in 1996 from the introduction of new products at varying price feature points. Based on this and the full impact of cost reduction programs already instituted, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

Liquidity and Sources of Capital
- --------------------------------
Working capital and the ratio of current assets to current liabilities in-creased to $8.1 million and 3.8:1 at June 30, 1996 compared to $7.4 million and 3.3:1 at December 31, 1995, respectively. The improvement in 1996 is mainly due to the Company's results of operations for the six months ended June 30, 1996.

The Company anticipates purchasing $.3 million of equipment and incurring increased research and development expenditures during the remainder of the year. Management believes that its cash balances and the cash flow from operations in 1996 will be sufficient to meet these needs.

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

Certain Factors That May Affect Future Results
- ----------------------------------------------
From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to , product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third party suppliers and intellectual property rights, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and Exchange Com-mission filings.


                                 Part II


Item 6.  Exhibits and Reports on Form 8-K

No exhibits or reports were filed during the current quarter.

                                SIGNATURES

Pursuant   to  the requirements of the Securities Exchange Act of  1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COGNITRONICS CORPORATION
                                                Registrant



Date: July 30, 1996                By   /S/ GARRETT SULLIVAN
                                        _________________________
                                        Garrett Sullivan, Treasurer
                                            and Chief Financial Officer