Form 10-Q
period 1996-09-30
COGNITRONICS CORP
filed 1996-11-07
CIK 21438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended September 30, 1996

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

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.

           Common Stock, par value $0.20 per share -- 3,473,906 shares

  Part I, Item 1.

                    COGNITRONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                            September 30,      December 31,
                                                1996              1995
                                             (Unaudited)

  ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                 $ 4,124           $ 3,668
    Accounts receivable, net                    2,233             2,832
    Inventories                                 3,395             2,983
    Deferred income taxes                         516               500
    Other current assets                          567               601
                                              -------           -------
        TOTAL CURRENT ASSETS                   10,835            10,584

  PROPERTY, PLANT AND EQUIPMENT, NET            1,712             1,275
  GOODWILL, NET                                 2,064             2,313
  DEFERRED INCOME TAXES                           784               808
  OTHER ASSETS                                     99                60
                                              -------           -------
                                              $15,494           $15,040
                                              =======           =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes payable                             $     6           $    78
    Accounts payable                            1,175               705
    Accrued compensation and benefits             574               769
    Income taxes payable                          392               786
    Other accrued expenses                        678               872
                                              -------           -------
        TOTAL CURRENT LIABILITIES               2,825             3,210

  LONG-TERM DEBT                                  399               350
  OTHER NON-CURRENT LIABILITIES                 2,394             2,436

  STOCKHOLDERS' EQUITY
    Common Stock, par value $.20 a
      share, authorized 10,000,000
      shares; issued 3,473,906
      and 3,437,936 shares                        695               687
    Additional paid-in capital                 12,227            12,146
    Accumulated deficit                        (2,787)           (3,453)
    Unearned compensation                        (188)             (265)
    Currency translation adjustment               (71)              (71)
                                              -------           -------
        TOTAL STOCKHOLDERS' EQUITY              9,876             9,044
                                              -------           -------
                                              $15,494           $15,040
                                              =======           =======

  See Note to Condensed Consolidated Financial Statements.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands except per share amounts)


                              Three Months Ended      Nine Months Ended
                                 September 30,          September 30,
                              ------------------      -----------------
                               1996        1995        1996       1995
                               ----        ----        ----       ----
  NET SALES                   $3,720      $4,038     $12,536    $13,436
                              ------      ------     -------    -------
  COST AND EXPENSES:
    Cost of products sold      1,731       1,875       6,072      6,310
    Research and development     413         330       1,164      1,093
    Selling, general and
       administrative          1,275       1,194       3,947      3,909
    Amortization of goodwill      83          83         249        249
    Other (income) expense,
       net                       ( 8)         21         (35)       126
                              ------      ------     -------    -------
                               3,494       3,503      11,397     11,687
                              ------      ------     -------    -------
    Income before income taxes   226         535       1,139      1,749
  PROVISION FOR INCOME TAXES      98         191         473        743
                              ------      ------     -------    -------
  NET INCOME                  $  128      $  344     $   666    $ 1,006
                              ======      ======     =======    =======


  NET INCOME PER SHARE          $.04        $.10        $.19       $.30
                                ====        ====        ====       ====
  Weighted average number of
  common and common equivalent
  shares outstanding         3,564,578   3,582,739   3,586,331  3,396,094



  See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (dollars in thousands)

                                                    Nine Months Ended
                                                       September 30
                                                    -----------------
                                                  1996            1995
                                                  ----            ----
  NET CASH PROVIDED BY
  OPERATIONS                                     $1,043          $2,270
                                                 ------          ------

  INVESTING ACTIVITIES
    Additions to property, plant and
       equipment, net                              (658)           (154)
                                                 ------          ------
     NET CASH USED BY INVESTING
        ACTIVITIES                                 (658)           (154)
                                                 ------          ------

  FINANCING ACTIVITIES
    Shares subject to repurchase                                   (500)
    Payment of debt                                (133)         (1,712)
    Issuance of debt                                114             647
    Shares issued pursuant to
      employee stock plans                           90             126
                                                 ------          ------
     NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                         71          (1,439)
                                                 ------          ------

  INCREASE IN CASH                                  456             677
  CASH - BEGINNING OF PERIOD                      3,668           2,940
                                                 ------          ------
  CASH - END OF PERIOD                           $4,124          $3,617
                                                 ======          ======

  INCOME TAXES PAID                              $  960          $   78
                                                 ======          ======

  INTEREST EXPENSE PAID                          $   33          $  125
                                                 ======          ======






  See Note to Condensed Consolidated Financial Statements.

         NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1996

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for com-plete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited finan-cial statements at that date. For further information, refer to the consoli-dated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Inventories                            September 30,         December 31,
(in thousands):                            1996                   1995
                                       -------------         ------------
  Finished and in process                  $2,400               $2,012
  Materials and purchased parts               995                  971
                                           ------               ------
                                           $3,395               $2,983
                                           ======               ======

Other Non-Current Liabilities (in thousands):
                                       September 30,         December 31,
                                           1996                   1995
                                       -------------         ------------
  Accrued supplemental pension plan        $  717               $  738
  Accrued deferred compensation               332                  335
  Accrued pension expense                     733                  776
  Accrued other post-retirement
     benefit liability                        806                  798
                                           ------               ------
                                            2,588                2,647
       Less current portion                   194                  211
                                           ------               ------
                                           $2,394               $2,436
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

  Item 2.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations
---------------------
For the quarter and nine months ended September 30, 1996, the Company report-ed net income of $128,000 and $666,000, respectively, versus $344,000 and $1,006,000, respectively in the comparable periods of 1995.

Sales decreased $318,000 (8%) for the quarter ended September 30, 1996 from the comparable period of the prior year primarily due to lower sales by the Company's United Kingdom operations of distributorship products into the British telecommunication market. Sales decreased $900,000 (7%) for the nine-month period ended September 30, 1996 from the same period of the prior year primarily due to lower domestic sales of McIAS~ 2100 units and upgrade kits, McIAS 1100s and McIAS 1500s, offset in part by higher sales of McIAS 16xx units and single line announcers. Management believes that future unit sales of McIAS 2100s, 1500s and 1100s, if any, will not be significant. The decrease in gross margin percentage for the nine months ended September 30, 1996 from the prior year period is due to the product mix in the domestic operations.

Research and development expense increased $83,000 (25%) in the quarter ended September 30, 1996 from the prior year's quarter primarily due to increased personnel cost.

Selling, general and administrative expenses increased from the prior year period, $81,000 (7%) for the quarter just ended primarily due to higher personnel and facility expenses in the Company's United Kingdom operations. These costs were incurred in preparation of expanding the product line; however, these new products have yet to make a significant contribution to the results of operations.

The improvement in other (income) expense for the three-month and nine-month periods of 1996 from the comparable periods of 1995 reflects higher interest income due to higher cash balances available for investment and lower inter-est expense due to lower debt outstanding.

The Company estimates the effective tax rate for the year and the changes in this estimate are reflected in the quarter they occur. In 1995, the effec-tive tax rate was favorably impacted by the increasing proportion of pre-tax income generated by the Company's United Kingdom operations with a lower effective tax rate.

Under financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize these benefits, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate domestic pretax income of $3.8 million during the carryforward period. The Company's domes-tic pretax income for the nine months ended September 30, 1996 was approxi-mately $.3 million.

The current deferred income tax asset of $.5 million is primarily attributa-ble to inventory provisions and valuation reserves, and the recognition of such losses, for tax purposes, are, in large measure, within the control of the Company. The non-current deferred income tax asset, $.8 million, pri-marily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income
(loss) from continuing operations was $1.0 million, $(.3) million and $(1.5) million in years ended December 31, 1995, 1994 and 1993, respectively. In 1994, the benefit of cost reduction programs initiated in 1993 and 1994 were not fully realized and included in the 1993 loss were additional inventory provisions, severance expense and writedowns of assets, aggregating approxi-mately $1.5 million. The losses in 1994 and 1993 also reflect a decline in the demand for the Company's McIAS 2100 series of products. The Company anticipates increasing revenue contributions in 1996 and 1997 from sales of McIAS 16xx as it completes acceptance testing by switch manufacturers and telephone operating companies. Based on this and the full impact of cost reduction programs already instituted, management anticipates that the Compa-ny will generate sufficient taxable income in the future to realize these benefits.


Liquidity and Sources of Capital
--------------------------------
Working capital and the ratio of current assets to current liabilities in-creased to $8.0 million and 3.8:1 at September 30, 1996 compared to $7.4 million and 3.3:1 at December 31, 1995, respectively. The improvement in 1996 is mainly due to the Company's results of operations for the nine months ended September 30, 1996.

The Company does not anticipate major expenditures for the purchase of equipment during the remainder of 1996; however, the Company will expend $.2 million to have certification testing of the McIAS 16xx product performed at an independent facility. Management believes that its cash balances and the cash flow from operations in 1996 will be sufficient to meet these needs.

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

                                     PART II

Item 6.

Exhibits and reports on Form 8-K

(a) Index to Exhibit

Exhibit
  27 Financial Data Schedule (attached as Exhibit 27 to this Quarterly Report on Form 10Q)

(b) No reports on Form 8-K were filed during the current quarter.



                                SIGNATURES

Pursuant   to  the requirements of the Securities Exchange Act of  1934,  the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COGNITRONICS CORPORATION
                                                Registrant



  Date: November 7, 1996             By  /s/ Garrett Sullivan
                                        _________________________
                                        Garrett Sullivan, Treasurer
                                        and Chief Financial Officer