Form 10-K
period 1996-12-31
COGNITRONICS CORP
filed 1997-03-27
CIK 21438

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (Fee required)
   For the fiscal year ended December 31, 1996,
          or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 (No fee required)
   For the transition period from            to

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997:

Common Stock, par value $0.20 per share -- $16,438,000

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 1997

Common Stock, par value $0.20 per share -- 3,484,073 shares

Documents incorporated by reference:   Portions of the Proxy Statement for the
annual meeting of stockholders to be held on May 8, 1997, are incorporated by reference into Part III.

                               TABLE OF CONTENTS


                                    PART I

Item                                                                     Page

 1. Business                                                                3
 2. Properties                                                              5
 3. Legal Proceedings                                                       5
 4. Submission of Matters to a Vote of Security Holders                     6
    Executive Officers of the Company                                       7


                                    PART II

 5. Market for Company's Common Equity and Related Stockholder Matters      9
 6. Selected Financial Data                                                 9
 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                  10
 8. Financial Statements and Supplementary Data                            12
 9. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure                                                   28


                                   PART III

10. Directors and Executive Officers of the Company                        29
11. Executive Compensation                                                 29
12. Security Ownership of Certain Beneficial Owners and Management         29
13. Certain Relationships and Related Transactions                         29


                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K       29

















McIAS is a trademark of Cognitronics Corporation.
UNIX is a registered trademark of Santa Cruz Operation, Inc.
DART is a registered trademark of Dacon Electronics Corp., a subsidiary of Cognitronics Corporation.

                                    PART I

Item 1.    Business

     (a) Cognitronics Corporation (the "Company") was incorporated in January 1962 under the laws of the State of New York. The Company designs, manufactures and markets voice processing systems.

     (b) The Company operates in one industry segment: voice processing products.

     (c) (i) A description of the fields of voice processing in which the Company operates and its products are as follows:

     Passive Announcers. These announcers are used by the telephone operating companies to inform callers about network conditions or procedures. The Company has been a major supplier to telephone companies of passive announcers, such as the Company's Speech Recorder/Announcer , Automatic Number Announcer and the McIAS(TM) 1500. The McIAS 950, introduced in 1995, is also capable of use as a passive announcer. These products are generally sold to telephone companies directly.

     Intelligent Announcers. The Company's McIAS 1100 and 2100 have been primarily used by the telephone companies to provide voice announcements in connection with custom calling features (CLASS), such as selective call forwarding and caller originator trace. Number change intercept is another important feature provided.

     Introduced in 1994, a new generation of central office grade systems became available. Known as the McIAS 16xx series, two models (McIAS 1607 and 1610/68) provide a range of capacity and a flexible voice platform which delivers enhanced features to the telephone network. Features include all those provided by the Company's earlier products as well as partitioning for multiple end users, music on hold, message on hold and Centrex ACD announcements. The Company's sales effort was to sell this equipment into new installations, and to transition existing customers from the McIAS 1100 and 2100 to these new products. In 1996, the Company ceased production of the McIAS 1100 and 2100.

      Introduced in the first quarter of 1995 were the McIAS 950 and 1685, and UNIX® based versions of the McIAS 16xx, named McIAS 16xx/IP. A new, larger capacity member of the product family, McIAS 1623/IP, was introduced in October 1995. The McIAS 950 and 1685 are fixed application systems designed to deliver important features to the market at low price points. The UNIX, RISC CPU-powered McIAS 16xx/IP series provides the ability to run multiple applications for multiple users simultaneously. Application examples include, or will include, number change with call completion, automated attendant, interactive voice response, fax, voice mail, voice activated dialing, prepaid debit card, audiotex, a graphical service creation environment and a number of application programming interfaces (APIs). All earlier installations of the McIAS 16xx series are fully upgradable to the UNIX version. A continuing evolution of these products can be expected in 1997. Additionally, a new digital interface card is planned for introduction later in 1997. This new card will utilize the robust VMEbus architecture and will further enhance the Company's ability to deliver the scalable, advanced functionality required in the Advanced Intelligent Network (AIN). The Company believes that this technology will provide for a successful entry into the Intelligent Peripheral and wireless markets.

     Call Processing Systems. The Company's McIAS 950 is also an automated attendant and audiotex system with the flexibility to offer the caller various choices (dial and extension, talk to an operator, etc.) and provides menu-selected information. Another product, DART(RM), offers automated attendant features in a single line, low cost system.

     European Distributorship Operations. Dacon Electronics Plc., based in Hertfordshire, England, distributes call management and other voice processing products, including products manufactured by the Company, in Europe.
          (ii) Status of publicly announced new products or industry segments requiring material investment. Inapplicable.

          (iii) The Company has adequate sources for obtaining raw materials, components and supplies to meet production requirements and did not experience difficulty during 1996 in obtaining such materials and components; however, the components for the Company's older products, such as the McIAS 2100, have become more difficult or impossible to obtain. These products have been replaced with the current McIAS 16xx series products.

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

          (vii) In 1996, revenues included sales of $4.0 million to Northern Telecom, Inc. and sales of $2.4 million to GTE Corp. The Company's U.K. operation had sales of $5.4 million to British Telecommunications Plc in 1996. Over the past several years, a major portion of the revenues of the domestic operations have come from two large customers, and substantially all of the revenues of the UK operation come from one customer. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

          (viii) The dollar amount of orders believed by the Company to be firm as of December 31, 1996 and 1995, amounted to $2.0 million and $1.4 million, respectively. Substantially all of the orders as of December 31, 1996, can reasonably be expected to be filled during 1997.

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

          (xi) Expenditures for research and development activities of continuing operations, as determined in accordance with generally accepted accounting principles, amounted to $1.6 million in 1996 and $1.5 million in 1995 and 1994. In addition, the estimated dollar amount spent on the improvement of existing products or techniques and customer-sponsored research activities relating to the development of new products and techniques was $.1 million in each of the years 1996, 1995 and 1994.
          (xii) Material effects of compliance with Federal, State or local provisions regulating the discharge of materials into the environment or
otherwise relating to the protection of the environment.     Inapplicable.

          (xiii) At December 31, 1996, the Company and its subsidiaries employed 85 people.

     (d) Sales to foreign customers primarily represent sales of Dacon Electronics Plc. (incorporated in the United Kingdom) of $7.3 million in 1996, $7.5 million in 1995 and $4.8 million in 1994. Additional information about foreign operations is included in Note L to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

     Further, there were export-type sales (primarily North America) of approximately $.1 million in 1996 and 1995 and $.2 million in 1994. Export sales do not involve any greater business risks than do sales to domestic customers and, in certain instances, the Company obtains an irrevocable letter of credit or payment prior to shipment of products to the customer. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.

Item 2.   Properties

     The facilities of the Company and its subsidiaries are located as follows:
                                                                       Lease
                                                           Square   Expiration
Location                Description                         Feet       Date

Danbury, Connecticut:   Office, engineering, production     40,000    10/31/03
3 Corporate Drive       and service facility

Hemel Hempstead         Office, distribution
Hertfordshire,          and service facility                12,000     7/31/01
United Kingdom
1 Enterprise Way

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

     These actions were consolidated in the United States District Court in Connecticut and a consolidated amended complaint was filed on July 8, 1993. The consolidated lawsuit alleges securities law violations in connection with the purchase of the Company's common stock by members of the purported classes during the period from October 29, 1992 through March 12, 1993. The plaintiffs seek unspecified damages and related costs. On July 28, 1993, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. After briefing by the parties, the motion was submitted to the Court in October 1993 and since that time has been sub judice. On July 28, 1993, defendants moved to stay discovery pending resolution of defendants' motion to dismiss. On October 7, 1994, the Court denied that motion. Since that time the parties have engaged in limited discovery. The Company has denied any wrongdoing and believes it has presented viable grounds to support the motion to dismiss. Management has not made provision for liability, if any, in the financial statements of the Company which may result from this litigation.


Item 4.   Submission of Matters to a Vote of Security Holders

     Inapplicable.

                       Executive Officers of the Company

The executive officers of the Company, their positions with the Company and ages as of March 1, 1997 are as follows:

Name                      Position(s) and Office(s)                       Age

Brian J. Kelley           President and Chief Executive Officer;           45
                          Director

Kenneth G. Brix           Vice President                                   50

Harold F. Mayer           Secretary                                        67

Michael N. Keefe          Vice President                                   41

Roy A. Strutt             Vice President; Director                         40

Garrett Sullivan          Treasurer and Chief Financial Officer            51

Emmanuel A. Zizzo         Vice President                                   56

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

     Mr. Brix has been a Vice President of the Company since March 1994 with responsibility for U.S. sales and marketing. Prior to that he was Director of Sales and Marketing of Syntellect Network Systems, Inc. from December 1993 to March 1994, Regional Vice President of Voicetek Corp. from 1990 to 1993 and President of Voicecom Associates, Inc. from 1987 to 1990.

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

     Mr. Strutt has been a Vice President of the Company since July 1994 with responsibility for European operations. Since 1992, he has been Managing Director of Dacon Electronics Plc, which was acquired by the Company in November 1992, and Director of Sales and Operations from 1990 to 1992. Prior to that he was Managing Director of Automatic Answering Ltd. for four years.

     Mr. Sullivan has been Treasurer and Chief Financial Officer of the Company since 1989. Prior to that he was Treasurer and Chief Financial Officer of Fundsnet, Inc., an electronic funds transfer company, from 1986 until 1989. He was employed by The Singer Co. from 1977 to 1986, where his most recent position was Vice President-Finance, Asia Division.

     Mr. Zizzo has been a Vice President of the Company since March 1995 with responsibility for operations, primarily manufacturing, purchasing and physical facilities, prior to which he had been Director of Operations since May 1994. He was an independent consultant from 1993 to April 1994. Prior to that he was a Vice President of TIE/Communications, Inc. from 1991 to 1992, a Vice President of CTG Inc., a subsidiary of TIE/Canada, Inc., from 1990 to 1991 and Director of Customer Support Services of TIE/Communications, Inc. for more than five years.

PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters

     (a) and (b) Cognitronics' stock is traded on the American Stock Exchange under the symbol CGN. On March 1, 1997, there were 994 shareholders of record. Information on quarterly stock prices is set forth in Item 8 of this Annual Report on this Form 10-K and is incorporated herein by reference.

     (c) The Company has never paid a cash dividend on its Common Stock and has used its cash for the development of its business. The Company has no present intention of paying a cash dividend, and payment of any future dividends will depend upon the Company's earnings, financial condition and other relevant factors.

Item 6.  Selected Financial Data
                                                Year ended December 31,
                                          (in thousands except per share data)
-------------------------------------------------------------------------------
OPERATING RESULTS                     1996     1995     1994     1993     1992
------------------------------------------------------------------------------
Revenues                           $17,343  $17,485  $14,576  $16,417  $16,178
Income (loss) from continuing
 operations                          1,099    1,321     (297)  (1,942)   1,915
Income (loss) from discontinued
 operations                                                      (386)    (277)
Cumulative effect of accounting
 changes                                                         (471)
Net income (loss)                    1,099    1,321     (297)  (2,799)   1,638
Income (loss) per share:
  Continuing operations               $.31     $.39    ($.09)   ($.60)    $.59
  Discontinued operations                                        (.12)    (.08)
  Cumulative effect of accounting changes                        (.15)
  Net income (loss)                    .31      .39     (.09)    (.87)     .51
Weighted average number of common
 shares outstanding                  3,585     3,424    3,144    3,206   3,240
-------------------------------------------------------------------------------
FINANCIAL POSITION
------------------------------------------------------------------------------
Working capital                    $ 8,745  $ 7,374  $ 4,956  $ 2,726  $ 6,664
Total assets                        17,511   15,040   14,180   15,449   16,670
Common stock subject to repurchase                     1,250    1,250    1,400
Stockholders' equity                10,612    9,044    7,042    7,193   10,698
Stockholders' equity per share       $3.05    $2.63    $2.25    $2.37    $3.42
Cash dividends paid                   None     None     None     None     None
-------------------------------------------------------------------------------

On November 13, 1992, the Company acquired all the outstanding stock of Dacon Electronics Plc in a purchase transaction.

The above Selected Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and the unaudited quarterly financial data included in Item 8 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company reported net income of $1.1 million and $1.3 million for 1996 and 1995, respectively, versus a net loss of $.3 million in 1994.

     In 1996, sales decreased $.2 million (1%) to $17.3 million from $17.5 million in 1995 primarily due to lower sales of the Company's UK distributorship operations. Sales of the Company's domestic operations, which for the first nine months of 1996 were down $.9 million from the comparable period of 1995, were essentially unchanged from the prior year due to a strong performance in the fourth quarter of 1996. The Company's backlog at December 31, 1996 was $2.0 million versus $1.4 million at December 31, 1995, primarily due to the strengthening of the Company's domestic operations. The Company's domestic operations is experiencing an increased demand for its products due to the changing landscape of the telecommunications industry as new entrants, such as competitive access providers and competitive local exchange carriers, purchase equipment. The Company anticipates that the domestic operations will continue this momentum into 1997. During 1996, the Company completed the changeover from its older product lines (McIAS 2100s, 1100s and 1500s) to the McIAS 16xx family of products. Gross margin percentages for 1996 were comparable to 1995. A major portion of the Company's domestic revenues comes from two customers, and substantially all of its U.K. distributorship revenues come from one customer. The loss of any of these customers would have a material adverse impact on the Company.

In 1995, sales increased $2.9 million (20%) to $17.5 million from $14.6 million in 1994, primarily due to increased sales of $2.7 million in its UK distributorship operations. Sales of domestic operations increased $.2 million due to sales of McIAS upgrade kits ($2 million) and higher volumes of McIAS 16xxs and 2100s substantially offset by lower sales of McIAS 1100s and 1500s. Gross margins increased $2.4 million (35%) to $9.2 million in 1995 from $6.8 million in 1994. Gross margins of the UK distributorship operations increased $1.8 million due to higher volume and improved product mix; the domestic operations gross margin increased $.9 million due to improved product mix and lower costs.

     In 1996, research and development increased $.1 million (9%) primarily due to expenses related to certification testing of McIAS 950 and McIAS 16xx
products and higher personnel expenses.    Such certification testing will
continue into 1997. In 1995, research and development expense was comparable to the prior year.

     In 1996, selling , general and administrative costs increased $.4 million (8%) to $5.4 million from $5.0 million in 1995 primarily due to increased expenses in the Company's UK distributorship operations related to the relocation to new facilities and increased personnel. These expenses were incurred in preparation of expanding the product line; however, these new products have yet to make a significant contribution to the results of operations. Selling, general and administrative costs decreased $.1 million (2%) in 1995 due to a decrease of $.5 million in the domestic operations, attributable to lower personnel costs offset by a $.4 million increase in the UK distributorship operations primarily attributable to higher personnel costs.

     Other income, net, was $.1 million in 1996 versus expense of $.1 million in 1995 (see Note H to the Consolidated Financial statements).

     The provision for income taxes is discussed in Note G to the Consolidated Financial Statements. Under Financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize these benefits, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $3.9 million. The current deferred tax benefit of $.6 million is primarily attributable to inventory provisions and the recognition of such loss, for tax purposes, is, in large measure, within the control of the Company. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income (loss) from continuing operations was $.8 million, $1.0 million and $(.3) million in 1996, 1995 and 1994, respectively. In 1994, the benefit of cost reduction programs initiated in 1993 and 1994 were not fully realized and also reflect a decline in the demand for the Company's McIAS 2100 series of products. The Company anticipates additional revenue contributions from the growing acceptance of the McIAS 16xx family of products. Based on this, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

     The effect of inflation has not had a major impact on the operating results of the Company over the past few years. However, technological advances and productivity improvements are continually being applied to reduce costs, thus reducing inflationary pressures on the operating results of the Company.

Liquidity and Sources of Capital

     Net cash flow from operations was $1.2 million, $2.3 million and $.9 million in 1996, 1995 and 1994, respectively.

     Working capital increased to $8.7 million at December 31, 1996 from $7.4 million at December 31, 1995 and $5.0 million at December 31, 1994. The ratio of current assets to current liabilities was 3.1:1 at December 31, 1996 versus 3.3:1 at December 31, 1995 and 2.2:1 at December 31, 1994. The decrease in 1996 is primarily due to the buildup of inventory at the end of 1996.

      The Company anticipates making capital expenditures of approximately $.5 million and incurring increased research and development expenditures in 1997. Management believes that the cash and cash equivalents at December 31, 1996 and the cash flow from operations in 1997 will be sufficient to meet its needs.

     In 1993, a purported consolidated class action lawsuit was filed against the Company and certain of its officers (see Note K to the Consolidated Financial Statements and Item 3 - Legal Proceedings). Due to the uncertainties involved in litigation, the ultimate outcome cannot be determined at this time. If adversely determined, the resolution of this matter could have a material negative affect on the Company's financial condition, results of operations and cash flows.

Certain Factors That May Affect Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10K) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third party suppliers and intellectual property rights, risks in product and technology development and other risk factors detailed in this Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings.

Item 8.  Financial Statements and Supplementary Data

                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                    (in thousands except per share amounts)

1996                                      First    Second     Third    Fourth

Sales                                    $3,765    $5,051    $3,720    $4,807
Gross profit                              1,790     2,685     1,989     2,652
Net income                                  108       430       128       433
Net income per share                       $.03      $.12     $ .04      $.12

Common Stock price range:
    High                               $6-13/16    $5-1/2     $5     $4-13/16
    Low                                 3-3/4       3-7/8      3-3/8  3-3/16

1995                                      First    Second     Third    Fourth

Sales                                    $4,388    $5,010    $4,038    $4,049
Gross profit                              2,270     2,693     2,163     2,033
Net income                                  252       410       344       315
Net income per share                       $.08      $.12      $.10      $.09

Common Stock price range:
    High                                 $3-1/2    $4-3/4    $6-3/8    $7-1/4
    Low                                   2-1/8     2-1/2     3-1/16    4-3/8



The above financial information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

Report of Independent Auditors

Stockholders and Board of Directors
Cognitronics Corporation

We have audited the accompanying consolidated balance sheets of Cognitronics Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cognitronics Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                          /s/ ERNST & YOUNG LLP


Stamford, Connecticut
March 10, 1997

CONSOLIDATED BALANCE SHEETS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                               December 31,
                                                              1996       1995
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $ 4,169    $ 3,668
  Accounts receivable, less allowances of $103 and $83       3,624      2,832
  Inventories                                                3,877      2,983
  Deferred income taxes                                        625        500
  Other current assets                                         587        601
                                                           -------    -------
          TOTAL CURRENT ASSETS                              12,882     10,584
PROPERTY, PLANT AND EQUIPMENT, net                           1,701      1,275
GOODWILL, less amortization of $1,396 and $1,064             1,981      2,313
DEFERRED INCOME TAXES                                          822        808
OTHER ASSETS                                                   125         60
                                                           -------    -------
                                                           $17,511    $15,040
                                                           =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                       $    78
  Accounts payable                                         $ 1,700        705
  Accrued compensation and benefits                            748        769
  Income taxes payable                                         772        786
  Other accrued expenses                                       917        872
                                                           -------    -------
          TOTAL CURRENT LIABILITIES                          4,137      3,210
LONG-TERM DEBT                                                 379        350
OTHER NON-CURRENT LIABILITIES                                2,383      2,436
COMMITMENTS AND CONTINGENCIES (Notes I and K)

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a share; authorized
   10,000,000 shares; issued 3,475,573 and
   3,437,936 shares                                            695        687
  Additional paid-in capital                                12,250     12,146
  Accumulated deficit                                       (2,354)    (3,453)
  Currency translation adjustment                              177        (71)
  Unearned compensation                                       (156)      (265)
                                                           -------    -------
          TOTAL STOCKHOLDERS' EQUITY                        10,612      9,044
                                                           -------    -------
                                                           $17,511    $15,040
                                                           =======    =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
Year ended December 31,
                                                        1996     1995     1994
                                                        ----     ----     ----
SALES                                                $17,343  $17,485  $14,576

COSTS AND EXPENSES
  Cost of products sold                                8,227    8,326    7,806
  Research and development                             1,600    1,472    1,523
  Selling, general and administrative                  5,394    4,990    5,083
  Amortization of goodwill                               332      333      332
  Other (income) expense, net                            (80)     129       17
                                                     -------  -------  -------
                                                      15,473   15,250   14,761
                                                     -------  -------  -------
  Income (loss) before income taxes                    1,870    2,235     (185)
PROVISION FOR INCOME TAXES                               771      914      112
                                                     -------  -------  -------
NET INCOME (LOSS)                                    $ 1,099  $ 1,321  $  (297)
                                                     =======  =======  =======
INCOME (LOSS) PER SHARE:                                $.31     $.39    $(.09)
                                                        ====     ====    =====

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1994, 1995 and 1996
(dollars in thousands)

                                        Common Stock       Additional    Accumu-    Currency     Unearned    Treasury
                                      Shares                 Paid-In      lated     Transla-    Compensa-     Shares
                                    Outstanding  Amount      Capital     Deficit      tion         tion      Amount
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994            3,031,550    $633      $11,839     $(4,477)     $(31)       $   0      $(771)
Shares issued to management as
  compensation                          100,000                 (416)                                          579
Effect of exchange rate                                                                (17)
Net loss                                                                    (297)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994          3,131,550     633       11,423      (4,774)      (48)           0       (192)
Shares issued to Dacon shareholders     106,383      21          189
Warrants issued to Dacon
  shareholders                                                    35
Shares issued pursuant to
  employee stock plans                  198,568      33          495                               (265)       192
Shares issued to Directors
  as compensation                         1,435                    4
Effect of exchange rate                                                                (23)
Net Income                                                                 1,321
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995          3,437,936     687        12,146     (3,453)      (71)        (265)         0
Shares issued pursuant to
  employee stock plans                   37,637       8           104                               109
Effect of exchange rate                                                                248
Net Income                                                                 1,099
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996          3,475,573    $695        $12,250   $(2,354)     $177        $(156)     $   0
=======================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands)                                        Year ended  December 31,
                                                      1996      1995      1994
                                                      ----      ----      ----
OPERATING ACTIVITIES
 Net income (loss)                                  $1,099    $1,321    $ (297)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Income tax expense                                 771       914       112
    Depreciation and amortization                      690       684       709
    Loss on disposition of  assets                      62        21        27
    Shares issued as compensation                      109       198       163
    Net (increase) decrease in:
      Accounts receivable                             (667)     (546)     (133)
      Inventories                                     (741)     (311)      315
      Other assets                                      15       150       650
    Net increase (decrease) in:
      Accounts payable                                 904      (337)     (364)
      Accrued compensation and benefits                (78)      121      (817)
      Other accrued expenses                           (19)      195        49
                                                    ------    ------    ------
                                                     2,145     2,410       414
    Income taxes (paid) refunded                      (974)      (80)      522
                                                    ------    ------    ------
      NET CASH PROVIDED BY OPERATING ACTIVITIES      1,171     2,330       936
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Proceeds from disposition of assets                    24        26        31
 Additions to property, plant and equipment           (846)     (286)     (284)
 Acquisition of Dacon, net of cash acquired                                (77)
                                                    ------    ------    ------
      NET CASH USED BY INVESTING ACTIVITIES           (822)     (260)     (330)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
 Shares subject to repurchase pursuant to the
   Dacon acquisition                                            (500)
 Principal payments on debt                           (213)   (1,715)     (952)
 Issuance of debt                                      192       725       952
 Purchase of short-term investments                                     (1,600)
 Proceeds from sale of short-term investments                            1,600
 Shares issued pursuant to employee stock plans         93       165
 Proceeds from sale of note receivable                                   1,893
                                                    ------    ------    ------
      NET CASH PROVIDED (USED) BY
       FINANCING ACTIVITIES                             72    (1,325)    1,893
-------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE DIFFERENCES                     80       (17)        5
------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                  501        728    2,504
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR        3,668      2,940      436
                                                    ------     ------   ------
CASH AND CASH EQUIVALENTS - END OF YEAR             $4,169     $3,668   $2,940
==============================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
COGNITRONICS CORPORATION AND SUBSIDIARIES

Note A.  Summary of Significant Accounting Policies

Organization. The Company designs, manufactures and markets voice processing products in the United States and, through a subsidiary, distributes call management and voice processing equipment in Europe.

Risks and Uncertainties. A major portion of the Company's domestic revenues is generated by sales to two customers, and substantially all of its European distributorship revenue comes from one customer. The loss of any of these customers would have a material adverse impact on the Company. The Company's receivables are primarily from major, well-established companies in the telecommunications industry, and at December 31, 1996, three such companies accounted for 65 % of the accounts receivable. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well-established corporations with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

Principles of Consolidation. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The carrying amounts of the Company's financial instruments (trade receivables/payables and other short-term and long-term debt) approximate fair value.

Cash and Cash Equivalents. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 1996, essentially all of the Company's cash and cash equivalent balances were with three financial institutions.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment. Property, plant and equipment is carried at cost less allowances for depreciation, computed in accordance with the straight-line method based on estimated useful lives.

Foreign Exchange. Results of operations for the Company's foreign subsidiary were translated into U.S. dollars using average exchange rates during the period, while assets and liabilities were translated using current rates at the end of the period.

Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and therefore recognizes no compensation expense
for stock options granted.   In 1996, the Company adopted the disclosure
provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Note J).

Income (Loss) Per Share. Income (loss) per share are based on the weighted average number of common and dilutive common equivalent shares outstanding during the year as follows: 3,585,269 in 1996, 3,423,688 in 1995 and
3,144,183 in 1994.   Fully diluted income per share did not differ
significantly from primary income per share in any year.

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


Note B. Valuation and Qualifying Accounts

The allowance for doubtful accounts was increased by $35,000, $84,000 and $67,000 in 1996, 1995 and 1994, respectively, by charges to cost and expense. In 1995, the Company reclassified an allowance of $169,000, together with the related receivables to other assets. In 1996, the company wrote off uncollectible accounts, net of recoveries, of $15,000.

Note C.  Inventories (in thousands):

                                                              1996        1995
                                                              ----        ----
Finished and in process                                     $2,682      $2,012
Materials and purchased parts                                1,195         971
                                                            ------      ------
                                                            $3,877      $2,983
                                                            ======      ======

Note D.  Property, Plant and Equipment (in thousands):

                                                             1996         1995
                                                             ----         ----
Building                                                   $  425       $  383
Machinery and equipment                                     1,230        1,066
Furniture and fixtures                                      1,694        1,172
                                                           ------       ------
                                                            3,349        2,621
Less allowances for depreciation                            1,648        1,346
                                                           ------       ------
                                                           $1,701       $1,275
                                                           ======       ======

Note E.  Other Non-current Liabilities (in thousands):
                                                              1996        1995
                                                              ----        ----
Accrued officers' supplemental pension plan expense         $  702      $  738
Accrued deferred compensation                                  332         335
Accrued pension expense                                        713         776
Accrued postretirement benefit liability                       813         798
                                                            ------      ------
                                                             2,560       2,647
     Less current portion                                      177         211
                                                            ------      ------
                                                            $2,383      $2,436
                                                            ======      ======

Note F.  Debt and Credit Arrangements

At December 31, 1995, the Company had a note payable from an installment finance agreement, bearing interest at 6.5% with a balance of $78,000.

The Company has a $1,000,000 line of credit maturing in September, 1997. Borrowings under this arrangement are subject to various financial covenants, are due on demand, are based on the amount of eligible accounts receivable, as defined, bear interest at the prime rate plus 1% and are secured by substantially all of the Company's assets. In 1996, no amounts were borrowed under this line of credit. Prior to September 1995, the Company had a line of credit with a financial services company. In addition, in connection with the shares subject to repurchase, the Company, in 1995, issued notes aggregating $750,000, which were repaid in 1995. The average outstanding balance of these borrowings was $615,000 for 1995, and the weighted average interest rate was 13.0%.

Dacon Electronics Plc has a bank line of credit of $170,000 expiring in 1997. During 1996 and 1995, no amounts were borrowed under this facility.

Long term debt (in thousands):
                                                                 1996     1995
                                                                 ----     ----
     Mortgage note, interest at 12% per annum                    $267     $269
     Installment finance agreements, interest at 10% to 12%
        per annum expiring through 2001                           198      157
                                                                 ----     ----
                                                                  465      426
     Less current portion, included in other accrued expenses      86       76
                                                                 ----     ----
                                                                 $379     $350
                                                                 ====     ====
The mortgage note is secured by Dacon Electronics Plc's land and building (net book value $400,000 at December 31, 1996), and is payable over fourteen years. Approximately $14,000 is due in each of the five years ending December 31, 2001.

Payments on the installment finance agreements in each of the five years in the period ending December 31, 2001 are $72,000, $61,000, $36,000, $19,000 and
$10,000, respectively.

Interest of $63,000, $141,000 and $127,000  was paid in 1996, 1995 and 1994, respectively.

Note G.  Income Taxes

At December 31, 1996, the consolidated accumulated deficit included approximately $1.5 million of retained earnings applicable to Dacon Electronics Plc, a foreign subsidiary. If the undistributed earnings were remitted, any resulting federal tax would be substantially reduced by foreign tax credits.

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

                                                      1996      1995      1994
Continuing operations                                 ----      ----      ----
Current:
     Federal                                          $359       $245    $(405)
     Foreign                                           480        515       49
     State                                              71         40       42
                                                      ----       ----    -----
          Total current                                910        800     (314)

Deferred:
     Federal                                          (135)        97      308
     Foreign                                                                48
     State                                              (4)        17       70
                                                      ----       ----     ----
          Total deferred                              (139)       114      426
                                                      ----       ----     ----
                                                      $771       $914     $112
                                                      ====       ====     ====

Not reflected in the 1996 and 1995 tax provisions are $19,000 and $97,000, respectively, of income tax benefits related to the exercise of stock options; such amounts were credited to additional paid-in capital.

Domestic and foreign pretax income (loss) for the years ended December 31 are as follows (in thousands):


                                                1996         1995         1993
                                                ----         ----         ----
Domestic operations                           $  815       $1,015        $(285)
Foreign Operations                             1,055        1,220          100
                                              ------       ------        -----
                                              $1,870       $2,235        $(185)
                                              ======       ======        =====


Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and

1995 are as follows (in thousands):
                                                              1996        1995
                                                              ----        ----
Deferred tax liabilities
     Tax over book depreciation                              $   69     $   61
     Other                                                                  30
                                                             ------     ------
          Total deferred tax liabilities                         69         91
                                                             ------     ------
Deferred tax assets:
     Inventory valuation                                        597        464
     Accrued liabilities and employee benefits                  417        402
     Accrued deferred compensation                              385        399
     Other post-retirement benefits                             309        298
     Separate return federal operating loss carryforwards
          expiring in 2008 and 2009                             445        445
     Other                                                        9         47
                                                             ------     ------
          Total deferred tax assets                           2,162      2,055
     Valuation allowance                                       (646)      (656)
                                                             ------     ------
                                                              1,516      1,399
                                                             ------     ------
               Net deferred tax assets                       $1,447     $1,308
                                                             ======     ======

Valuation allowance at January 1                              $(656)     $(580)
Credited (charged) to tax expense                                10        (76)
                                                              -----      -----
Valuation allowance at December 31                            $(646)     $(656)
                                                              =====      =====

A reconciliation of the statutory federal income tax rate to the effective tax rate of income (loss) for the years ended December 31, are as follows:

                                                 1996         1995       1994
                                                 ----         ----       ----
Statutory federal income tax rate                34.0%        34.0%     (34.0)%
State income taxes, net of federal tax benefit    2.4          1.7       40.0
Losses with no tax benefit                                               56.4
Utilization of foreign loss carryforwards                               (43.4)
Lower foreign tax rate                           (0.8)        (0.5)      (9.5)
Goodwill amortization                             6.0          5.1       61.0
Other                                            (0.4)          .6      (10.0)
                                                 ----         ----       ----
                                                 41.2%        40.9%      60.5%
                                                 ====         ====       ====

Note H.  Other (Income) Expense, Net (in thousands):
                                                       Year Ended December 31,
                                                      1996      1995      1994
                                                      ----      ----      ----
Interest expense                                      $ 82      $194      $151
Interest income                                       (164)      (70)     (129)
Severance                                                                  (75)
Curtailment of benefit plans                                               113
Foreign exchange gain                                    2         5       (43)
                                                      ----      ----      ----
                                                      $(80)     $129      $ 17
                                                      ====      ====      ====

Note I. Commitments
Leases. Total rental expense amounted to $377,000 in 1996, $265,000 in 1995 and $269,000 in 1994. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2001 are approximately $442,000, $431,000, $381,000, $366,000 and $303,000,
respectively, and approximately $217,000 per year thereafter through the year 2003.

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

The components of net cost of the plan for the years ended December 31 are as follows (in thousands):

                                                      1996      1995      1994
                                                      ----      ----      ----
Service cost-benefits earned during the period                            $ 63
Interest cost on projected benefit obligation         $103      $111       128
Actual return on plan assets                          (117)     (199)       23
Net amortization and deferral                           24       120       (77)
                                                      ----      ----      ----
     Net periodic pension cost                          10        32       137
Effect of curtailment                                                      210
                                                      ----      ----      ----
     Total pension cost                               $ 10      $ 32      $347
                                                      ====      ====      ====

The following table sets forth the plan's funded status and the accrued pension expense recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                               1996       1995
Actuarial present value:                                       ----       ----
     Accumulated benefit obligation - Vested                  $1,390    $1,453
                                      Non-vested                  22        78
                                                              ------    ------
                                                              $1,412    $1,531
     Projected benefit obligation for service rendered to
        date                                                  $1,412    $1,531
Plan assets at fair value                                      1,085     1,115
                                                              ------    -------
Plan assets less than projected benefit obligation              (327)     (416)
Unrecognized net asset, less accumulated amortization of
   $140 and $131                                                 (41)      (50)
Unrecognized net gain                                           (345)     (310)
                                                              ------    ------
Accrued pension expense (included in other non-current
   liabilities)                                               $ (713)   $ (776)
                                                              ======    ======

The discount rate used in determining the projected benefit obligation was 7.25%, in 1996 and 1995. The expected long-term rate of return on plan assets used in determining the net periodic pension cost was 7% for all years presented.

The plan assets at December 31, 1996 and 1995 were principally invested in corporate debt and equity securities.

401(k) Retirement Plan. The Company has a defined contribution plan covering substantially all domestic employees. The Company's contribution is based upon the participants' contributions. The expense was $32,000, $15,000 and $17,000 in 1996, 1995 and 1994, respectively.


Officers' Supplemental Pension Plan. The Company has an unfunded, noncontributory defined benefit pension plan covering certain retired officers. Benefits under the plan are the greater of a percentage of final salary of qualified officers or an annual amount that, when combined with other retirement plans of the Company, is equal to $44,000 per year. In 1994, the Company curtailed the supplemental pension plan by limiting the benefits to officers who retire by June 30, 1996, and recorded a curtailment expense of $312,000, primarily reflecting the write-off of substantially all of the unamortized prior service cost.

The components of net pension cost of the plan for the years ended December 31 are as follows (in thousands):
                                                      1996      1995      1994
                                                      ----      ----      ----
Service cost-benefits earned during the period                           $  15
Interest cost on projected benefit obligation          $40       $40        46
Amortization of prior service cost                                13        28
Amortization of actuarial gains                         (7)       (9)       (5)
Net periodic pension cost                               33        44        84
Effect of curtailment                                                      312
                                                       ---       ---      ----
     Total pension cost                                $33       $44      $396
                                                       ===       ===      ====

The following table sets forth the plan's status and the accrued pension expense recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):

                                                               1996       1995
                                                               ----       ----
Actuarial present value of vested accumulated benefit
   obligation                                                  $577       $588
Unrecognized net gain                                           125        150
                                                               ----       ----
Accrued pension expense (included in other non-current
liabilities)                                                   $702       $738
                                                               ====       ====

The discount rate used in determining the projected benefit obligation in all years was 7.25%. All participants are retired and receiving benefits under the Plan and therefore future increases in compensation are not applicable.

Other Postretirement Benefit Plans. In addition to the Company's pension plans, the Company has a contributory , unfunded defined benefit plan providing certain health care benefits for retired domestic employees. Prior to 1994, substantially all of the Company's employees became eligible if they reached normal retirement age while working for the Company. The participants' contributions are adjusted periodically and are based on age and length of service at time of retirement. In 1994, the Company curtailed this benefit plan, limiting benefits to eligible employees who retired prior to March 31, 1996. This modification has the effect of reducing in 1994 and eliminating in future years the service cost component of the post retirement benefit costs. The assumed rate of increase in the per capita cost of covered benefits was 8.4% decreasing to 6% after 9 years. Increasing the health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation by $31,000 at December 31, 1996 and the aggregate service and interest cost component of net periodic postretirement benefit cost for 1996 by $2,000. The weighted average discount rate used in determining the net periodic postretirement benefit cost and accumulated benefit obligation was 7.0% for all periods presented.

The following sets forth the plan's status and accrued postretirement benefit liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):

                                                                1996      1995
Actuarial present value of accumulated postretirement
   benefit obligation:    Retirees                              $618      $560
                          Active plan participants                58       239
                                                                ----      ----
                                                                 676       799
Unrecognized net gain (loss)                                     137        (1)
                                                                ----      ----
Accrued postretirement benefit liability (included in
   other non-current liabilities)                               $813      $798
                                                                ====      ====

The components of postretirement benefit cost for the years ended December
31, are as follows (in thousands):
                                                     1996       1995      1994
                                                     ----       ----      ----
          Service cost                                                  $   26
          Interest cost                               $44        $52        67
          Net amortization                             (6)
                                                      ---        ---     -----
                Net periodic cost                      38         52        93
          Curtailment gain                                                (409)
                                                      ---        ---     -----
               Total plan cost (income)               $38        $52     $(316)
                                                      ===        ===     =====

Deferred Compensation. At December 31, 1996 and 1995, the liability relating to a deferred compensation arrangement between the Company and a director and former officer of the Company aggregated $332,000 and $335,000, respectively.

Note J  Stock Plans

At December 31, 1996, the Company has reserved 518,949 shares of its common stock for issuance to key employees under the 1990 Stock Option Plan. The plan provides for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally become exercisable in three equal annual installments on a cumulative basis commencing six months from the date of grant and expire five years (maximum ten years) after the date granted.

The Company also has the 1967 Employee Stock Purchase Plan under which 88,792 shares were reserved at December 31, 1996. The purchase price is 85% of the fair market value of the stock on the date offered. Generally, rights to purchase shares under this plan expire up to 27 months after the date of grant.


Share information pertaining to these plans is as follows:

                                                        Option        Purchase
                                                         Plan           Plan
                                                        -------       --------
Outstanding at January 1, 1994                          267,045         17,794
     Granted                                            482,250         49,160
     Cancelled or expired                              (348,032)       (20,167)
                                                        -------         ------
Outstanding at December 31, 1994                        401,263         46,787
     Granted                                             37,500
     Cancelled or expired                               (45,509)        (7,385)
     Exercised                                          (40,322)       (19,246)
                                                        -------         ------
Outstanding at December 31, 1995                        352,932         20,156
     Granted                                             90,000         37,545
     Cancelled or expired                                (2,168)        (1,527)
     Exercised                                          (17,481)       (20,156)
                                                        -------         ------
Outstanding at December 31, 1996                        423,283         36,018
                                                        =======         ======

The exercise price for options granted during 1994 ranged from $2.75 to $4.56, for options granted during 1995 ranged from $2.38 to $6.75 and was $3.63 for options granted in 1996. The weighted average exercise price for the 423,283 options outstanding under the Option Plan is $2.95 with expiration dates ranging from 1999 to 2001. Options were exercised under the Option Plan at weighted average exercise prices of $2.80 and $2.70 in 1995 and 1996, respectively. Shares exercisable under the Option Plan at December 31, 1994, 1995 and 1996 were 15,188, 132,693 and 224,237, respectively.

Rights were granted under the Purchase Plan at exercise prices of $2.34 and $3.72 in 1994 and 1996, respectively. In 1995 and 1996, shares were exercised
under the Purchase Plan at a  weighted average price of   $2.34. The exercise
price for the 36,018 rights outstanding under the Purchase Plan is $3.72, which rights expire September 30, 1997.

The Company has elected to follow APB No. 25 and related interpretations in accounting for its stock option plans, and has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation expense for the 1990 Stock Option Plan and the 1967 Stock Purchase Plan based on the fair value at the grant date , consistent with the method presented by SFAS No. 123, the pro forma net income and net income per share would be as follows (in thousands except per share information):

                                                                 1996     1995
                                                                 ----     ----
     Net income                 As reported                    $1,099   $1,321
                                Pro forma                      $1,047   $1,303

     Net income per share       As reported                     $ .31    $ .39
                                Pro forma                       $ .29    $ .38

Because SFAS 123 method of accounting has only been applied to options granted subsequent to December 31, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

 The fair value for the Stock Option and Stock Purchase Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.8% and 5.1%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.64 in both years; and a weighted-average expected life of the option of 4.2 years for the Option Plan and 9 months for the Purchase Plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In 1995, the Company adopted the Restricted Stock Plan, a time accelerated restricted stock plan, under which 150,000 shares of its common stock were reserved. The plan provides for the award of shares to key employees;

generally, the awards vest in five equal annual installments commencing two years after the date of the award. Vesting may be accelerated based on the achievement of certain financial performance goals. In 1995, 139,000 shares were awarded under the plan, of which 41,700 became vested, and $198,000 of compensation expense was recognized. In 1996, $109,000 of compensation expense was recognized and at December 31, 1996, 11,000 shares were reserved for issuance under the plan.

Pursuant to the February 1995 renegotiated terms with certain sellers of Dacon Electronics Plc, the sellers were given warrants, expiring on December 14, 1998, to purchase 50,000 shares of common stock at $2.375 per share.


Note K.  Contingencies

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

Note L.  Operations by Industry Segment and Geographic Areas

The Company operates in one industry segment: voice processing products.

The Company operates in the United States and Europe (United Kingdom). Information about the Company's operations by geographic area for the years ended December 31, is as follows (in thousands):

                                                1996         1995         1994
Net sales                                       ----         ----         ----
     United States:
          Unaffiliated customers              $10,051      $ 9,970     $ 9,785
          Inter-company transfers                 544          636         411
                                              -------      -------     -------
                                               10,595       10,606      10,196
     Europe                                     7,292        7,515       4,791
     Eliminations                                (544)        (636)       (411)
                                              -------      -------     -------
                                              $17,343      $17,485     $14,576
                                              =======      =======     =======
Operating profit
     United States                            $ 1,977      $ 2,429     $ 1,009
     Europe                                     1,067        1,256         237
     Inter-company eliminations                   (58)                      (8)
                                              -------      -------     -------
                                                2,986        3,685       1,238
General corporate expenses                      1,196        1,321       1,444
Interest (income) expense, net                    (82)         124          22
Foreign exchange (gain) loss                        2            5         (43)
Income (loss) before income taxes             $ 1,870      $ 2,235     $  (185)
                                              =======      =======     =======

Identifiable assets
     United States                            $10,774      $ 9,427     $ 9,353
     Europe                                     6,790        5,642       4,856
     Inter-company eliminations                   (53)         (29)        (29)
                                              -------      -------     -------
                                              $17,511      $15,040     $14,180
                                              =======      =======     =======

Revenues include sales of $4.0 million, $3.5 million and $4.2 million in 1996, 1995 and 1994, respectively, to one major customer; sales of $2.4 million and $2.7 million in 1996 and 1995, respectively, to another customer; sales of $1.0 million in 1994 to another customer; and foreign sales of $5.4 million, $5.5 million and $3.3 million in 1996, 1995 and 1994, respectively, to another customer.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     1.     (a)     The identification of the directors of the Company as of
March 1, 1997 and persons nominated to become directors set forth under the caption Information Concerning Nominees in the Proxy Statement for the annual meeting of stockholders to be held on May 8, 1997 is incorporated herein by reference.

          (b) The identification of the executive officers of the Company and their positions with the Company and ages as of March 1, 1997, is set forth under the caption Executive Officers of the Company in Part I of this Annual Report on Form 10-K.

     2. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the annual meeting of stockholders to be held on May 8, 1997 is incorporated herein by reference.

Item 11.   Executive Compensation

          The information on executive compensation set forth under the caption Executive Compensation in the Proxy Statement for the annual meeting of stockholders to be held on May 8, 1997 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

          (a) and (b) Security ownership of certain beneficial owners and management set forth under the caption Security Ownership in the Proxy Statement for the annual meeting of stockholders to be held on May 8, 1997 is incorporated herein by reference.

          (c)     Changes in Control.  None.

Item 13.   Certain Relationships and Related Transactions

          The information on certain relationships and related transactions set forth under the caption Certain Relationships and Related Transactions in the Proxy Statement for the annual meeting of stockholders to be held on May 8, 1997 is incorporated herein by reference.


                                PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) and (2) and (d) The response to this portion of Item 14 is submitted as a separate section beginning on page 26 of this Annual Report on Form 10-K.

     (a)(3) and (c) The response to this portion of Item 14 is submitted as a separate section beginning on page 27 of this Annual Report on Form 10-K.

     (b) There were no reports filed on Form 8-K during the fourth quarter of 1996.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

                                                  COGNITRONICS CORPORATION
                                                          Registrant

                                                  by  /s/  Garrett Sullivan
                                                          Garrett Sullivan
                                                          Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.


     Signature                               Title

Chief Executive Officer:

     /s/ Brian J. Kelley                     President and Chief
          Brian J. Kelley                    Executive Officer



Chief Financial and Accounting Officer:

     /s/ Garrett Sullivan                    Treasurer
          Garrett Sullivan


A Majority of the Board of Directors:

     /s/ Edward S. Davis                     Director
          Edward S. Davis


     /s/ Jack Meehan                         Director
          Jack Meehan


     /s/ William A. Merritt                  Director
          William A. Merritt


     /s/ Timothy P. Murphy                   Director
          Timothy P. Murphy

Form 10-K -- Item 14 (a) (1) and (2) and (d)

     (a)     (1)  Financial Statements

The following financial statements of the Company are included in Item 8.

Financial Statements Covered by Report of Independent Auditors:           Page

Report of Independent Auditors                                              13

Consolidated Balance Sheets, December 31, 1996 and December 31, 1995        14

Consolidated Statements of Operations for each of the three years in the
period ended December 31, 1996                                              15

Consolidated Statements of Stockholders' Equity for each of the three
years in the period ended December 31, 1996                                 15

Consolidated Statements of Cash Flows for each of the three years in the
period ended December 31, 1996                                              16


Notes to Consolidated Financial Statements                                  17




     (2) and (d) Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

                             Item 14(a)(3) and (c)
                               INDEX TO EXHIBITS
Exhibit
-------
3.1 Certificate of Incorporation as filed on January 2, 1962 (Exhibit 3-1-A to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).

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

10.5 1996 Executive Bonus Plan (attached as Exhibit 10.5 to this Annual Report on Form 10-K).

Exhibit
-------
10.6 Form of Warrant Agreement dated February 9, 1995 between Cognitronics Corporation and each of the former shareholders (other than Inkel) of Dacon Electronics Plc, granting warrants to purchase up to an aggregate of 50,000 shares of the Company's Common Stock (Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

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

22. List of subsidiaries of the Company as of December 31, 1996 (attached as Exhibit 22 to this Annual Report on Form 10-K).

23.   Consent of Independent Auditors, dated March 24, 1997 (attached as
      Exhibit 23 to this Annual Report on Form 10-K).

27. Financial Data Schedule (attached as Exhibit 27 to this Annual Report on Form 10-K).






     Copies of the Exhibits to this Annual Report on Form 10-K are available upon written request to the Secretary of the Company at 3 Corporate Drive, Danbury, CT 06810-4130 and payment of $35.00 for a complete set of the Exhibits or $.25 per page for any part thereof (minimum $5.00).