Form 10-Q
period 1997-03-31
COGNITRONICS CORP
filed 1997-05-14
CIK 21438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended March 31, 1997

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

                Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.

           Common Stock, par value $0.20 per share -- 3,485,633 shares

  Part I, Item 1.

                    COGNITRONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                               March 31,       December 31,
                                                1997              1996
                                             (Unaudited)
                                             -----------       ------------
  ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                 $ 5,030           $ 4,169
    Accounts receivable, net                    3,713             3,624
    Inventories                                 3,605             3,877
    Deferred income taxes                         625               625
    Other current assets                          627               587
                                              -------           -------
        TOTAL CURRENT ASSETS                   13,600            12,882

  PROPERTY, PLANT AND EQUIPMENT, NET            1,605             1,701
  GOODWILL, NET                                 1,898             1,981
  DEFERRED INCOME TAXES                           822               822
  OTHER ASSETS                                    119               125
                                              -------           -------
                                              $18,044           $17,511
                                              =======           =======

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes payable                             $    36
    Accounts payable                            1,525           $ 1,700
    Accrued compensation and benefits             791               748
    Income taxes payable                          849               772
    Other accrued expenses                      1,016               917
                                              -------           -------
        TOTAL CURRENT LIABILITIES               4,217             4,137

  LONG-TERM DEBT                                  437               379
  OTHER NON-CURRENT LIABILITIES                 2,381             2,383

  STOCKHOLDERS' EQUITY
    Common Stock, par value $.20 a
      share, authorized 10,000,000
      shares; issued 3,485,633
      and 3,475,573 shares                        697               695
    Additional paid-in capital                 12,276            12,250
    Accumulated deficit                        (1,850)           (2,354)
    Currency translation adjustment                24               177
    Unearned compensation                        (138)             (156)
                                              -------           -------
        TOTAL STOCKHOLDERS' EQUITY             11,009            10,612
                                              -------           -------
                                              $18,044           $17,511
                                              =======           =======
  See Note to Condensed Consolidated Financial Statements.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
           (dollars in thousands except per share amounts)



                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                   1997        1996
                                                   ----        ----

  SALES                                           $5,548      $3,765
                                                  ------      ------
  COST AND EXPENSES:
    Cost of products sold                          2,653       1,975
    Research and development                         381         365
    Selling, general and
       administrative                              1,586       1,172
    Amortization of goodwill                          83          83
    Other (income) expense, net                      (16)        (16)
                                                  ------      ------
                                                   4,687       3,579
                                                  ------      ------
    Income before income taxes                       861         186
  PROVISION FOR INCOME TAXES                         357          78
                                                  ------      ------
  NET INCOME                                      $  504      $  108
                                                  ======      ======


  NET INCOME PER SHARE                              $.14       $ .03
                                                    ====       =====
  Weighted average number of
  common and common equivalent
  shares outstanding                             3,629,705   3,605,232
                                                 =========   =========



  See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (dollars in thousands)

                                                   Three Months Ended
                                                         March 31
                                                  --------------------
                                                  1997            1996
                                                  ----            ----
  NET CASH PROVIDED BY
  OPERATIONS                                     $  764          $  273
                                                 ------          ------

  INVESTING ACTIVITIES
    Additions to property, plant and
      equipment, net                                (60)           (125)
                                                 ------          ------
     NET CASH USED BY INVESTING
        ACTIVITIES                                  (60)           (125)
                                                 ------          ------

  FINANCING ACTIVITIES
    Payment of debt                                 (45)            (52)
    Issuance of debt                                231
    Shares issued pursuant to
      employee stock plans                           29              35
                                                 ------          ------
     NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                        215             (17)
                                                 ------          ------

  EFFECT OF EXCHANGE RATE DIFFERENCES               (58)              0
                                                 ------          ------
  INCREASE IN CASH AND CASH EQUIVALENTS             861             131
  CASH AND CASH EQUIVALENTS - BEGINNING
     OF PERIOD                                    4,169           3,668
                                                 ------          ------
  CASH AND CASH EQUIVALENTS - END OF PERIOD      $5,030          $3,799
                                                 ======          ======

  INCOME TAXES PAID                              $  253          $  270
                                                 ======          ======

  INTEREST EXPENSE PAID                          $   10          $   16
                                                 ======          ======






  See Note to Condensed Consolidated Financial Statements.

        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  March 31, 1997

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been includ-ed. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data in-cluded in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   Inventories                             March 31,          December 31,
   (in thousands):                           1997                 1996
                                           ---------          ------------
   Finished and in process                  $2,682              $2,682
   Materials and purchased parts               923               1,195
                                            ------              ------
                                            $3,605              $3,877
                                            ======              ======

   Other Non-Current Liabilities (in thousands):

                                           March 31,          December 31,
                                             1997                 1996
                                           ---------          ------------
   Accrued supplemental pension plan        $  696              $  702
   Accrued deferred compensation               331                 332
   Accrued pension expense                     720                 713
   Accrued post-retirement benefit
      liability                                819                 813
                                            ------              ------
                                             2,566               2,560
        Less current portion                   185                 177
                                            ------              ------
                                            $2,381              $2,383
                                            ======              ======

   Earnings per Share

   In February 1997, the Financial Accounting Standards Board issued State-ment No. 128, Earnings per Share, which is required to be adopted as of December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements primary earnings per share will be replaced with basic earnings per share. In computing basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the computation of primary earnings per share (to be replaced with basic earnings per share) and fully dilutive earnings per share for the quarters ended March 31, 1997 and March 31, 1996 is not expected to be material.

   Contingencies

   Pending Litigation. In 1993, a purported consolidated class action lawsuit was filed against the Company and certain of its officers alleg-ing securities law violations in connection with the purchase of the Company's common stock by members of the purported classes during the period from October 29, 1992 through March 12, 1993. The plaintiffs seek unspecified damages and related costs. The Company and the other defendants submitted a motion to dismiss the consolidated amended com-plaint. In March 1997, the court denied this motion. The Company denies any wrongdoing and intends to defend this lawsuit vigorously. Due to the uncertainties involved in litigation, the ultimate outcome cannot be determined at this time, and no provision for any liability that may result from this litigation, if any, has been made in the financial statements. If adversely determined, the resolution of this matter could have a material negative affect on the Company's financial condi-tion, results of operations and cash flows.


   Item 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

   Net income increased 367% to $504,000 ($.14 per share) in the quarter ended March 31, 1997, from $108,000 ($.03 per share) in the comparable 1996 quarter on a sales increase of 47%.

   Consolidated sales for the first quarter of 1997 increased $1,783,000, or 47%, from the prior year period. Sales of domestic operations increased $1,783,000, or 98%, while sales of the United Kingdom opera-tions were unchanged. The domestic sales increase was due to higher volume of sales of the McIAS 16xx family of products for installation in independent and regional telephone companies, competitive access provid-ers and competitive local exchange carriers, offset, in part, by lower sales of older products which have been replaced by the McIAS 16xx family of products. The Company's domestic operations have experienced strong demand and improved results in the fourth quarter of 1996 and the first quarter of 1997 and management anticipates this momentum continu-ing in the second quarter of 1997. Consolidated backlog at March 31, 1997 was $3.4 million up from $2.0 million at December 31, 1996.

   The gross margin percentage increased to 52% in the current quarter from 48% in the comparable quarter in 1996 primarily due to the increase in sales of higher gross margin McIAS products relative to the lower gross margin distributorship products.

   Selling, general and administrative expense increased $414,000, or 35%, in the current quarter from the same 1996 quarter. Domestic expenses increased $263,000, or 36%, primarily due to higher personnel costs related to sales commissions and bonus accruals. Expenses in the United Kingdom increased $151,000, or 34%, due to higher occupancy costs and increased staff.

   Under Statement of Financial Accounting Standards No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize this benefit, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $3.9 million. The current deferred tax benefit of $.6 million is primarily attributable to inventory provisions and the recognition of such expense, for tax purposes, is, in large measure, within the control of the Company. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income (loss) was $.6 million for the quarter ended March 31, 1997 and $.8 million, $1.0 million and $(.3) million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company anticipates continu-ing revenue contributions from the McIAS 16xx family of products. Based on this, management anticipates that the Company will generate suffi-cient taxable income in the future to realize these benefits.


   Liquidity and Sources of Capital

   Working capital and the ratio of current assets to current liabilities increased to $9.4 million and 3.2:1 at March 31, 1997 compared to $8.7 million and 3.1:1 at December 31, 1996. The improvement in 1997 is mainly due to the Company's results of operations for the three months ended March 31, 1997.

   In 1997, the Company anticipates purchasing $.5 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents and the cash flow from operations in 1997 will be sufficient to meet these needs.

   In 1993, a purported consolidated class action lawsuit was filed against the company and certain of its officers (see Note to the Condensed Consolidated Financial Statements and Part II - Item 1. Legal Proceed-
   ings). Due to the uncertainties involved in litigation, the ultimate outcome cannot be determined at this time. If adversely determined, the resolution of this matter could have a material negative affect on the Company financial condition, results of operations and cash flows.


   Certain Factors That May Affect Future Results

   From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securi-ties and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to , product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third party suppliers and intellectual property rights, risks in product and technology develop-ment and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and exchange Commission filings.


                                 Part II

   Item 1.  Legal Proceedings

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

   These actions were consolidated in the United States District Court in Connecticut and a consolidated amended complaint was filed on July 8,
   1993. The consolidated lawsuit alleges securities law violations in connection with the purchase of the Company's common stock by members of the purported classes during the period from October 29, 1992 through March 12, 1993. The plaintiffs seek unspecified damages and related costs. On July 28, 1993, the Company and the other defendents filed a motion to dismiss the consolidated amended complaint. After briefing by the parties, the motion was submitted to the Court in October 1993 and denied in March 1997. The parties have engaged in limited discovery. The Company denies any wrongdoing and intends to defend this lawsuit vigorously. Management has not made provision for liability, if any, in the financial statements of the Company which may result from this litigation.


   Item 4.  Submission of Matters to a Vote of Security Holders.

   (a)  The Registrant's Annual Meeting of Stockholders was held on May 8,
        1997.

   (c)  The following matters were voted upon by the stockholders:

                                       Withheld                  Broker
                              For      or Against     Abstain    Non-Votes
   1.  Election of seven
       Directors -
       Edward S. Davis      3,130,938     16,624                 56,303
       Brian J. Kelley      3,132,819     14,743                 56,303
       Jack Meehan          3,132,938     14,624                 56,303
       William A. Merritt   3,132,938     14,624                 56,303
       Timothy P. Murphy    3,131,938     15,624                 56,303
       David H. Shepard     2,936,101    211,461                 56,303
       Roy A. Strutt        3,131,938     15,624

   2.  To approve the
       selection of
       Ernst & Young LLP
       as independent
       auditors             3,133,085      8,846      5,631      56,303

   Item 6.  Exhibits and Reports on Form 8-K

   No exhibits or reports were filed during the current quarter.



                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COGNITRONICS CORPORATION
                                                 Registrant



   Date: May 14, 1997                  By  /s/ Garrett Sullivan
                                         _________________________
                                         Garrett Sullivan, Treasurer
                                             and Chief Financial Officer