Form 10-Q
period 1997-06-30
COGNITRONICS CORP
filed 1997-07-28
CIK 21438

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended June 30, 1997

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

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.

       Common Stock, par value $0.20 per share -- 3,524,030 shares

Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            June 30,         December 31,
                                              1997              1996
                                           (Unaudited)
                                           -----------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 4,892           $ 4,169
  Accounts receivable, net                    6,308             3,624
  Inventories                                 3,650             3,877
  Deferred income taxes                         620               625
  Other current assets                          955               587
                                            -------           -------
      TOTAL CURRENT ASSETS                   16,425            12,882

PROPERTY, PLANT AND EQUIPMENT, NET            1,322             1,701
GOODWILL, NET                                 1,815             1,981
DEFERRED INCOME TAXES                           822               822
OTHER ASSETS                                    112               125
                                            -------           -------
                                            $20,496           $17,511
                                            =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,862           $ 1,700
  Accrued compensation and benefits           1,212               748
  Income taxes payable                        1,015               772
  Other accrued expenses                        756               830
  Current maturities of debt                    371                87
                                              -----             -----
      TOTAL CURRENT LIABILITIES               5,216             4,137

LONG-TERM DEBT                                  168               379
OTHER NON-CURRENT LIABILITIES                 2,379             2,383

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000
    shares; issued 3,524,030
    and 3,475,573 shares                        705               695
  Additional paid-in capital                 12,412            12,250
  Accumulated deficit                          (236)           (2,354)
  Currency translation adjustment                24               177
  Unearned compensation                        (172)             (156)
                                            -------           -------
      TOTAL STOCKHOLDERS' EQUITY             12,733            10,612
                                            -------           -------
                                            $20,496           $17,511
                                            =======           =======


See Note to Condensed Consolidated Financial Statements.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                   Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                   ------------------       ----------------
                                    1997        1996        1997       1996
                                    ----        ----        ----       ----

NET SALES                          $9,645      $5,051     $15,193    $ 8,816

COST AND EXPENSES:
  Cost of products sold             4,239       2,366       6,892      4,341
  Research and development            465         386         846        751
  Selling, general and
     administrative                 2,030       1,500       3,616      2,672
  Amortization of goodwill             83          83         166        166
Other (income) expense,
     net                               30         (11)         14        (27)
                                   ------      ------     -------    -------
                                    6,847       4,324      11,534      7,903
                                   ------      ------     -------    -------

  Income before income
  taxes                             2,798         727       3,659        913

PROVISION FOR INCOME TAXES          1,184         297       1,541        375
                                   ------      ------     -------    -------
NET INCOME                         $1,614      $  430     $ 2,118    $   538
                                   ======      ======     =======    =======


NET INCOME PER SHARE                 $.42        $.12        $.57       $.15
                                     ====        ====        ====       ====
Weighted average number
of common and common
equivalent shares
outstanding                      3,828,247   3,589,243   3,736,283  3,600,041



See Note to Condensed Consolidated Financial Statements.

                   COGNITRONICS CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (dollars in thousands)

                                                          Six Months Ended
                                                              June 30
                                                          ----------------
                                                        1997            1996
                                                        ----            ----
NET CASH PROVIDED (USED) BY
OPERATIONS                                            $  821          $  (94)
                                                      ------          ------

INVESTING ACTIVITIES
  Additions to property, plant and
     equipment, net                                     (249)           (234)
                                                      ------          ------
   NET CASH USED BY INVESTING
      ACTIVITIES                                        (249)           (234)
                                                      ------          ------

FINANCING ACTIVITIES
  Payment of debt                                       (122)            (96)
  Issuance of debt                                       212              36
  Shares issued pursuant to
    employee stock plans                                 119              37
                                                      ------          ------
   NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                               209             (23)
                                                      ------          ------

EFFECT OF EXCHANGE RATE DIFFERENCES                      (58)              0
                                                      ------          ------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                 723            (351)
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                          4,169           3,668
                                                      ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD             $4,892          $3,317
                                                      ======          ======

INCOME TAXES PAID                                     $1,266          $  361
                                                      ======          ======

INTEREST EXPENSE PAID                                 $   21          $   19
                                                      ======          ======
See Note to Condensed Consolidated Financial Statements.

             NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                      June 30, 1997

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Inventories                                   June 30,           December 31,
(in thousands):                                  1997                   1996
                                              --------           ------------
Finished and in process                         $2,741               $2,682
Materials and purchased parts                      909                1,195
                                                ------               ------
                                                $3,650               $3,877
                                                ======               ======

Other Non-Current Liabilities (in thousands):

                                                June 30,          December 31,
                                                   1997                 1996
                                                --------          ------------
Accrued supplemental pension plan                $  689               $  702
Accrued deferred compensation                       330                  332
Accrued pension expense                             728                  713
Accrued other post-retirement
   benefit liability                                825                  813
                                                 ------               ------
                                                  2,572                2,560
    Less current portion                            193                  177
                                                 ------               ------
                                                 $2,379               $2,383
                                                 ======               ======


Earnings per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted as of December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary and fully diluted earnings per share will be replaced with basic and diluted earnings per share, respectively. In computing basic earnings per share, the dilutive effect of stock options will be excluded. The impact of the application of

Statement No. 128 on the computation of earnings per share is as follows:

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------       ----------------
                                    1997        1996         1997       1996

Net income per share,
    as reported (1)                 $.42        $.12         $.57       $.15

Pro forma net income
    per share -

    Basic                           $.47        $.13         $.62       $.16

    Diluted                         $.42        $.12         $.57       $.15

 (1) Fully diluted net income per share did not differ materially from primary net income per share.


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


 Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Net income increased $1,184,000 (275%) to $1,614,000 ($.42 per share) and
$1,580,000 (294%) to $2,118,000 ($.57 per share) for the three-month and six-month periods ended June 30, 1997, respectively, from the comparable periods of the prior year due to higher sales volumes.

Consolidated sales for the quarter and the six months ended June 30, 1997 increased $4.6 million (91%) to $9.6 million and $6.4 million (72%) to $15.2 million, respectively, due to sales increases by domestic operations of $5 million and $6.7 million, respectively, partially offset by lower sales volume by the UK distributorship operations. The domestic sales increases in both periods were due to higher volume of sales of the McIAS 16xx family of products for installation in independent and regional telephone companies, competitive access providers and competitive local exchange carriers (CLECs).

These sales are made through both direct and indirect (switch manufacturers) distribution channels. Major sales in the current three-month and six-month periods included (a) an aggregate of $1.8 million and $2.4 million, respectively, to CLECs in their initial buildup of their infrastructures in order to offer competitive local communications services pursuant to the Telecommunications Act of 1996, (b) an aggregate of approximately $1 million to a North American telephone company to replace existing equipment and (c) a significant increase in sales to a second switch manufacturer. Management anticipates that some of this momentum will continue into the second half of 1997. Included in the 1996 periods were indirect sales of $1.1 million for
installation in a telephone operating company.   The consolidated sales order
backlog at June 30, 1997 was $3.1 million.

The gross margin percentage for the three-month and six-month periods ended June 30, 1997 improved to 56% and 55%, respectively, from the comparable prior year periods due to the higher proportion of sales by the domestic operations.

Research and development expenses increased $79,000 (20%) and $95,000 (13%) in the three-month and six-month periods ended June 30, 1997, respectively, primarily due to certification testing of the McIAS 950 and McIAS 16xx series products and higher personnel expenses.

Selling, general and administrative expenses increased $530,000 (35%) and $944,000 (35%), respectively, for the three-month and six-month periods when compared to the comparable periods of the prior year. The domestic operations accounted for $328,000 (32%) and $592,000 (34%), respectively, of the increases due to higher personnel costs (commissions and bonuses). The UK distributorship operations accounted for $202,000 (42%) and $352,000 (38%), respectively, of the increases due to higher occupancy costs and increased staff.

Included in Other (income) expense in the current period is a charge of $76,000 to write down the Company's building in the UK, which is for sale, to net realizable value. At June 30, 1997, the net book value of the building of $296,000 and the associated mortgage note of $233,000 are classified as current assets and current maturities of debt, respectively.

Under Financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize these benefits, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate domestic pretax income of $3.9 million during the carryforward period. The current deferred income tax asset of $.6 million is primarily attributable to inventory provisions and valuation reserves, and the recognition of such losses, for tax purposes, are, in large measure, within the control of the Company. The non-current deferred income tax asset, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income (loss) was $3.5 million for the six months ended June 30, 1997 and $.8 million, $1.0 million and $(.3) million in years ended December 31, 1996, 1995 and 1994, respectively. The Company anticipates continuing revenue contributions from the McIAS 16xx family of products.
Based on this and the full impact of   cost reduction programs already
instituted, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

Liquidity and Sources of Capital
--------------------------------
Working capital and the ratio of current assets to current liabilities were $11.2 million and 3.1:1 at June 30, 1997 compared to $8.7 million and 3.1:1 at December 31, 1996, respectively. The improvement in working capital during 1997 is mainly due to the Company's results of operations for the six months ended June 30, 1997.

The Company anticipates purchasing $.3 million of equipment and incurring increased research and development expenditures during the remainder of the year. Management believes that its cash balances and the cash flow from operations in 1997 will be sufficient to meet these needs.

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

Certain Factors That May Affect Future Results
----------------------------------------------
From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, are "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to , product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third party suppliers and intellectual property rights, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and Exchange Commission filings.

                                   PART II
Item 6.

Exhibits and reports on Form 8-K

No exhibits or reports were filed during the current quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COGNITRONICS CORPORATION
                                              Registrant
Date: July 28, 1997                    By/S/GARRETT SULLIVAN
                                       ---------------------
                                      Garrett Sullivan, Treasurer
                                       and Chief Financial Officer