Form 10-Q
period 1997-09-30
COGNITRONICS CORP
filed 1997-11-12
CIK 21438

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended September 30, 1997

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.

Common Stock, par value $0.20 per share -- 3,576,301 shares
Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            September 30,       December 31,
                                                1997                1996
                                             (Unaudited)
                                           --------------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $ 7,336             $ 4,169
  Accounts receivable, net                      3,699               3,624
  Inventories                                   4,128               3,877
  Deferred income taxes                           622                 625
  Other current assets                            896                 587
                                              -------             -------
      TOTAL CURRENT ASSETS                     16,681              12,882

PROPERTY, PLANT AND EQUIPMENT, NET              1,302               1,701
GOODWILL, NET                                   1,732               1,981
DEFERRED INCOME TAXES                             822                 822
OTHER ASSETS                                      113                 125
                                              -------             -------
                                              $20,650             $17,511
                                              =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $ 1,812             $ 1,700
  Accrued compensation and benefits             1,338                 748
  Income taxes payable                            144                 772
  Other accrued expenses                          696                 830
  Current maturities of debt                      342                  87
                                              -------             -------
      TOTAL CURRENT LIABILITIES                 4,332               4,137

LONG-TERM DEBT                                    159                 379
OTHER NON-CURRENT LIABILITIES                   2,345               2,383

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000
    shares; issued 3,576,301
    and 3,475,573 shares                          711                 695
  Additional paid-in capital                   12,509              12,250
  Retained earnings (deficit)                     705              (2,354)
  Currency translation adjustment                  24                 177
  Unearned compensation                          (135)               (156)
                                              -------             -------
      TOTAL STOCKHOLDERS' EQUITY               13,814              10,612
                                              -------             -------
                                              $20,650             $17,511
                                              =======             =======

See Note to Condensed Consolidated Financial Statements.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (dollars in thousands, except per share amounts)


                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                 ------------------       -----------------
                                   1997        1996        1997       1996
                                   ----        ----        ----       ----
NET SALES                        $7,245      $3,720     $22,438    $12,536

COST AND EXPENSES:
  Cost of products sold           3,427       1,731      10,319      6,072
  Research and development          376         413       1,222      1,164
  Selling, general and
     administrative               1,892       1,275       5,508      3,947
  Amortization of goodwill           83          83         249        249
Other income, net                   (43)         (8)        (29)       (35)
                                 ------      ------     -------    -------
                                  5,735       3,494      17,269     11,397
                                 ------      ------     -------    -------

  Income before income
     taxes                        1,510         226       5,169      1,139

PROVISION FOR INCOME TAXES          569          98       2,110        473
                                 ------      ------     -------    -------
NET INCOME                       $  941      $  128     $ 3,059    $   666
                                 ======      ======     =======    =======

NET INCOME PER SHARE:

  Primary                          $.24        $.04        $.80       $.19
                                   ====        ====        ====       ====
  Fully diluted                    $.24        $.04        $.78       $.19
                                   ====        ====        ====       ====
Weighted average number
of common and common
equivalent shares
outstanding:

  Primary                     3,959,970   3,564,578   3,806,721  3,586,331
                              =========   =========   =========  =========
  Fully diluted               3,981,354   3,586,331   3,943,724  3,597,164
                              =========   =========   =========  =========




See Note to Condensed Consolidated Financial Statements.

                   COGNITRONICS CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (dollars in thousands)

                                                   Nine Months Ended
                                                     September  30
                                                   -----------------
                                                 1997            1996
                                                 ----            ----

NET CASH PROVIDED BY OPERATIONS                $3,238          $1,043
                                               ------          ------

INVESTING ACTIVITIES
  Additions to property, plant and
     equipment, net                              (332)           (658)
                                               ------          ------
   NET CASH USED BY INVESTING
      ACTIVITIES                                 (332)           (658)
                                               ------          ------

FINANCING ACTIVITIES
  Payment of debt                                (168)           (133)
  Issuance of debt                                212             114
  Shares issued pursuant to
    employee stock plans                          275              90
                                               ------          ------
   NET CASH PROVIDED BY
      FINANCING ACTIVITIES                        319              71
                                               ------          ------
EFFECT OF EXCHANGE RATE DIFFERENCES               (58)              0
                                               ------          ------

INCREASE IN CASH
    AND CASH EQUIVALENTS                        3,167             456
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                   4,169           3,668
                                               ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $7,336          $4,124
                                               ======          ======
INCOME TAXES PAID                              $2,207          $  960
                                               ======          ======

INTEREST EXPENSE PAID                          $   40          $   33
                                               ======          ======





See Note to Condensed Consolidated Financial Statements.

       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             September 30, 1997

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Inventories                           September 30,         December 31,
(in thousands):                           1997                 1996
                                      -------------         ------------
Finished and in process                  $3,079               $2,682
Materials and purchased parts             1,049                1,195
                                         ------               ------
                                         $4,128               $3,877
                                         ======               ======

Other Non-Current Liabilities (in thousands):

                                       September 30,        December 31,
                                           1997                 1996
                                       -------------        ------------
Accrued supplemental pension plan        $  683               $  702
Accrued deferred compensation               329                  332
Accrued pension expense                     681                  713
Accrued other post-retirement
   benefit liability                        831                  813
                                         ------                -----
                                          2,524                2,560
    Less current portion                    179                  177
                                         ------               ------
                                         $2,345               $2,383
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

Statement No. 128 on the computation of earnings per share is as follows:

                            Three Months Ended       Nine Months Ended
                              September 30,            September 30,
                            ------------------       -----------------
                             1997        1996         1997       1996
                             ----        ----         ----       ----
Net income per share,
    as reported:

    Primary                  $.24        $.04         $.80       $.19
                             ====        ====         ====       ====
    Fully diluted            $.24        $.04         $.78       $.19
                             ====        ====         ====       ====
Pro forma net income
    per share:

    Basic                    $.27        $.04         $.88       $.20
                             ====        ====         ====       ====
    Diluted                  $.24        $.04         $.80       $.19
                             ====        ====         ====       ====


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


 Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income increased $813,000 (635%) to $941,000 ($.24 per share) and $2,393,000 (359%) to $3,059,000 ($.80 per share) for the three-month and nine-month periods ended September 30, 1997, respectively, from the comparable periods of the prior year due to higher sales volumes.

Consolidated sales for the quarter and the nine months ended September 30, 1997 increased $3.5 million (95%) to $7.2 million and $9.9 million (79%) to $22.4 million, respectively, due to sales increases by domestic operations of $2.8 million (133%) and $9.5 million (41%), respectively. The domestic sales increases in both periods were due to higher volume of sales of the McIAS 16xx family of products. These increases are primarily attributable to higher sales to switch manufacturers, competitive access providers and competitive local exchange carriers. The UK distributorship operation's sales increased $.7 million (44%) and $.4 million (7%), respectively, from the prior year's periods due to higher volume.

The gross margin percentage for the nine-month period ended September 30, 1997 improved to 54% from the comparable prior year period due to the higher proportion of sales by the domestic operations. For the three-month period ended September 30, 1997, the gross margin percentage is the same as in the prior year period in spite of increased volume due to a change in channel mix of sales by the domestic operations.

Research and development expenses increased $58,000 (5%) in the nine-month period ended September 30, 1997, primarily due to certification testing of the McIAS 950 and McIAS 16xx series products and higher personnel expenses. For the three-month period ended September 30, 1997, research and development expense decreased $37,000 (9%) from the prior period due to increased engineering expenses being included in cost of goods sold.

Selling, general and administrative expenses increased $617,000 (48%) and $1,561,000 (40%), respectively, for the three-month and nine-month periods when compared to the comparable periods of the prior year. The domestic operations accounted for $374,000 (49%) and $966,000 (39%), respectively, of the increases primarily due to higher personnel costs (commissions and bonuses). The UK distributorship operations accounted for $243,000 (48%) and $595,000 (41%), respectively, of the increases due to higher occupancy costs and increased staff.

Included in other (income) expense in the current nine-month period is a charge of $76,000 to write down the Company's building in the UK, which is for sale, to net realizable value. At September 30, 1997, the net book value of the building of $294,000 and the associated mortgage note of $225,000 are included in other current assets and current maturities of debt, respectively.

Under Financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize these benefits, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate domestic pretax income of $3.9 million during the carryforward period. The current deferred income tax asset of $.6 million is primarily attributable to inventory provisions and valuation reserves, and the recognition of such losses, for tax purposes, are, in large measure, within the control of the Company. The non-current deferred income tax asset, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income (loss) was $4.6 million for the nine months ended September 30, 1997 and $.8 million, $1.0 million and $(.3) million in years ended December 31, 1996, 1995 and 1994, respectively. Management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

Liquidity and Sources of Capital

Working capital and the ratio of current assets to current liabilities were $12.3 million and 3.9:1 at September 30, 1997 compared to $8.7 million and 3.1:1 at December 31, 1996, respectively. The improvement in working capital during 1997 is mainly due to the Company's results of operations for the nine months ended September 30, 1997.

The Company anticipates expenditures of $.7 million for equipment and software licensing fees and incurring increased research and development expenditures during the remainder of the year. Management believes that its cash balances and the cash flow from operations will be sufficient to meet these needs.

During the quarter ended September 30, 1997, the Company entered into a new $2 million line of credit agreement with a bank, replacing an existing agreement. Borrowings under this agreement are subject to various financial covenants,due on demand, based on the amount of eligible accounts receivable, as defined, and secured by substantially all the Company's assets.

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

Certain Factors That May Affect Future Results


From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to , product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third party suppliers and intellectual property rights, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and Exchange Commission filings. Further, the Company's sales volume may vary from quarter to quarter as a result of a variety of factors. Because, in the short term, a significant portion of the Company's expenses are fixed, sales variances may have a significant effect on the results of operations.


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

These actions were consolidated in the United States District Court in Connecticut and a consolidated amended complaint was filed on July 8, 1993. The consolidated lawsuit alleges securities law violations in connection with the purchase of the Company's common stock by members of the purported classes during the period from October 29, 1992 through March 12, 1993. The plaintiffs seek unspecified damages and related costs. On July 28, 1993, the Company and the other defendants filed a motion to dismiss the consolidated amended complaint. After briefing by the parties, the motion was submitted to the Court in October 1993 and denied in March 1997. The parties are engaged in discovery. The Company denies any wrongdoing and intends to defend this lawsuit vigorously. Management has not made provision for liability, if any, in the financial statements of the Company which may result from this litigation.

Item 6.  Exhibits and reports on Form 8-K

(a) Index to Exhibits

Exhibit
10.1 Commercial Revolving Loan and Security Agreement between Cognitronics Corporation and Fleet National
          Bank dated July 31, 1997 (attached as Exhibit 10.1
          To this Quarterly Report on Form 10Q)

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


                                      COGNITRONICS CORPORATION
                                              Registrant



Date: November 12, 1997                    By    /s/ Garrett Sullivan
                                             ------------------------
                                           Garrett Sullivan, Treasurer
                                           and Chief Financial Officer