Form 10-K
period 1997-12-31
COGNITRONICS CORP
filed 1998-03-31
CIK 21438

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (Fee required)
   For the fiscal year ended December 31, 1997,
          or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 (No fee required)
   For the transition period from            to

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1998:

Common Stock, par value $0.20 per share -- $ 55,777,000

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 1998:

Common Stock, par value $0.20 per share -- 3,668,017 shares

Documents incorporated by reference:   Portions of the Proxy Statement for the
annual meeting of stockholders to be held on May 14, 1998 are incorporated by reference into Part III.

                               TABLE OF CONTENTS


                                    PART I

Item                                                                      Page

 1.     Business                                                            3
 2.     Properties                                                          5
 3.     Legal Proceedings                                                   5
 4.     Submission of Matters to a Vote of Security Holders                 5
        Executive Officers of the Company                                   6


                                    PART II

 5.     Market for Company's Common Equity and Related
          Stockholder Matters                                               7
 6.     Selected Financial Data                                             7
 7.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8
 8.     Financial Statements and Supplementary Data                        10
 9.     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                                23


                                    PART III

10.     Directors and Executive Officers of the Company                    24
11.     Executive Compensation                                             24
12.     Security Ownership of Certain Beneficial Owners and Management     24
13.     Certain Relationships and Related Transactions                     24


                                     PART IV

14.     Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                      24








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

     (c) (i) A description of the fields of voice processing in which the Company operates and its products are as follows:

     Passive Announcers. These announcers are used by the Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) to inform callers about network conditions or procedures to invoke the use of a service. The Company has been a major supplier to the industry of passive announcers and incorporates these features in products such as the Model 688 Automatic Number Announcer, McIAS(TradeMark); 950, and the McIAS 16xx product family. These products are purchased directly or through switch manufacturers who distribute the Company's products.

     Intelligent Announcers. The Company's McIAS 16xx product family has been primarily used by ILECs and CLECs to provide voice announcements in connection with custom calling features (CLASS), such as selective call forwarding and caller originator trace. Number change intercept is another important feature provided.

     The Company's current generation of network-based voice information systems is known as the McIAS 16xx series. The 16xx is available in two versions: a lower cost configuration which provides network announcement functionality, is available as a 1607/68 (1 T-1 span capacity) and a 1610/68 (3 T-1 span capacity). The second version of this series is a UNIX(RegisteredTradeMark);- based platform which utilizes many of the same components as the /68 series and is known as McIAS 16xx/IP. "IP" designates an Intelligent Peripheral, indicating the ability to serve as a voice peripheral to any manufacturer's switch and delivering multiple application capability.

     The McIAS 16xx/IP is available as a 1607/IP, a 1610/IP, and a 1623/IP. Features include an open architecture, scaleable processing power and disk drives, and centralized administration. Application examples include, or will include, number change with call completion, automated attendant, voice mail, interactive voice response, prepaid calling cards, audiotext, and time and temperature announcements. The evolution of this product line is expected to continue in 1998 with the release of an all-VME based 1623, providing greater capacity for advanced functionality, including SS7 capabilities, and a DSP-based line interface card, T1, E1 and ISDN Primary Rate interfaces, which can be utilized to deliver additional capabilities such as voice activated dialing, voice recognition and text to speech. The Company believes that this technology will provide for a successful entry into the Advanced Intelligent Network market.

     Call Processors. The Company's McIAS 950 is also an automated attendant and audiotext system with the flexibility to offer the caller various choices (dial an extension, revert to an operator, etc.). The system also offers a wide
variety of menu-selected information to callers.   The McIAS 950 is designed for
use in both telephone network environments and the commercial business market.

     European Distributorship Operations. Dacon Electronics Plc., based in Hertfordshire, England, distributes call management and voice processing products, including products manufactured by the Company, in Europe.

          (ii) Status of publicly announced new products or industry segments requiring material investment. Inapplicable.

          (iii) The Company has adequate sources for obtaining raw materials, components and supplies to meet production requirements and did not experience difficulty during 1997 in obtaining such materials and components.

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

          (vii) In 1997, revenues included sales of $7.4 million to Northern Telecom, Inc., sales of $5.4 million to Siemens Telecom Network and sales of $2.4 million to GTE Corporation. The Company's U.K. operations had sales of $5.0 million to British Telecommunications Plc in 1997. Over the past several years, a major portion of the revenues of the domestic operations has come from two or three large customers, and a significant portion of the revenues of the UK operations has come from one customer. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

          (viii) The dollar amount of orders believed by the Company to be firm as of December 31, 1997 and 1996, amounted to $1.6 million and $2.0 million, respectively. Substantially all of the orders as of December 31, 1997, can reasonably be expected to be filled during 1998.

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

          (xi) Expenditures for research and development activities of continuing operations, as determined in accordance with generally accepted accounting principles, amounted to $1.8 million in 1997, $1.6 million in 1996 and $1.5 million in 1995. In addition, the estimated dollar amount spent on the improvement of existing products or techniques was $.2 million in 1997 and $.1 million in each of the years 1996 and 1995.

          (xii) Material effects of compliance with Federal, State or local provisions regulating the discharge of materials into the environment or
otherwise relating to the protection of the environment.     Inapplicable.

          (xiii) At December 31, 1997, the Company and its subsidiaries employed 94 people.

     (d) Sales to foreign customers primarily represent sales of Dacon Electronics Plc. (incorporated in the United Kingdom) of $8.0 million in 1997, $7.3 million in 1996 and $7.5 million in 1995. Additional information about foreign operations is included in Note L to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

     Further, there were export-type sales (primarily North America) of approximately $1.1 million in 1997 and $.1 million in 1996 and 1995. Export sales do not involve any greater business risks than do sales to domestic customers and, in certain instances, the Company obtains an irrevocable letter of credit or payment prior to shipment of products to the customer. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.

Item 2.   Properties

       The facilities of the Company and its subsidiaries are located as follows:
                                                          Square     Lease
 Location                Description                       Feet    Expiration
                                                                      Date

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

     These actions were consolidated in the United States District Court in Connecticut and a consolidated amended complaint was filed on July 8, 1993.
The consolidated lawsuit alleges securities law violations in connection with the purchase of the Company's common stock by members of the classes during the period from October 29, 1992 through March 12, 1993 (the "Class Period"). The plaintiffs seek unspecified damages and related costs. On January 28,
1998, the plaintiffs and the defendants and their insurer reached an agreement to settle this litigation, which provides for the payment of an aggregate of $2.3 million by the defendants and their insurer and the complete release of all claims by the plaintiffs against the defendants and all other persons who were directors or officers of the Company during the Class Period. As of December 31, 1997, the Company has recorded a liability for its portion of this settlement.  The agreement is contingent upon approval by the Court of a
Stipulation of Settlement to be executed by the parties.   The Company has
denied any fault or wrongdoing in this matter. If the Stipulation of Settlement is not approved by the Court and if the lawsuit is adversely determined, the resolution of this matter could have a material negative effect on the Company's financial condition, results of operations and cash flow.

Item 4.   Submission of Matters to a Vote of Security Holders

     Inapplicable.

                       Executive Officers of the Company

The executive officers of the Company, their positions with the Company and ages as of March 1, 1998 are as follows:

Name                     Position(s) and Office(s)                         Age
Brian J. Kelley          President and Chief Executive Officer; Director    46
Kenneth G. Brix          Vice President                                     51
Harold F. Mayer          Secretary                                          68
Michael N. Keefe         Vice President                                     42
Roy A. Strutt            Vice President; Director                           41
Garrett Sullivan         Treasurer and Chief Financial Officer              52
Emmanuel A. Zizzo        Vice President                                     57

     No family relationships exist between the executive officers of the Company. Each of the executive officers was elected to serve until the next annual meeting of the Board of Directors or until his successor shall have been elected and qualified.

     Mr. Kelley has been President and Chief Executive Officer of the Company since 1994. Prior to that he was Executive Vice President of TIE/Communications, Inc. from 1991 to 1994 with responsibility for business development, acquisitions and product management, President of CTG Inc., a subsidiary of TIE/Canada, Inc., from 1990 to 1991 and President of TIE National Accounts, Inc., a subsidiary of TIE/Communications, Inc., from 1986 to 1990.

     Mr. Brix has been a Vice President of the Company since 1994 with responsibility for U.S. sales and marketing. Prior to that he was Director of Sales and Marketing of Syntellect Network Systems, Inc. from 1993 to 1994, Regional Vice President of Voicetek Corp. from 1990 to 1993 and President of Voicecom Associates, Inc. from 1987 to 1990.

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

     Mr. Strutt has been a Vice President of the Company since 1994 with responsibility for European operations. Since 1992, he has been Managing Director of Dacon Electronics Plc, which was acquired by the Company in 1992, and Director of Sales and Operations from 1990 to 1992. Prior to that he was Managing Director of Automatic Answering Ltd. for four years.

     Mr. Sullivan has been Treasurer and Chief Financial Officer of the Company since 1989. Prior to that he was Treasurer and Chief Financial Officer of Fundsnet, Inc., an electronic funds transfer company, from 1986 until 1989. He was employed by The Singer Co. from 1977 to 1986, where his most recent position was Vice President-Finance, Asia Division.

     Mr. Zizzo has been a Vice President of the Company since 1995 with responsibility for operations, primarily manufacturing, purchasing and physical facilities, prior to which he had been Director of Operations since 1994. He was an independent consultant from 1993 to 1994. Prior to that he was a Vice President of TIE/Communications, Inc. from 1991 to 1992, a Vice President of CTG Inc., a subsidiary of TIE/Canada, Inc., from 1990 to 1991 and Director of Customer Support Services of TIE/Communications, Inc. for more than five years.

                                    PART II
Item 5.   Market for Company's Common Equity and Related Stockholder Matters

     (a) and (b) Cognitronics' stock is traded on the American Stock Exchange under the symbol CGN. On March 1, 1998, there were 847 shareholders of record; the Company estimates that the total number of beneficial owners was approximately 4,000. Information on quarterly stock prices is set forth in
Item 8 of this Annual Report on this Form 10-K and is incorporated herein by reference.

     (c) The Company has never paid a cash dividend on its Common Stock and has used its cash for the development of its business. The Company has no present intention of paying a cash dividend, and payment of any future dividends will depend upon the Company's earnings, financial condition and other relevant factors.

Item 6.  Selected Financial Data
                                                  Year ended December 31,
                                            (in thousands except per share data)
OPERATING RESULTS                     1997     1996     1995     1994     1993
Revenues                           $29,521  $17,343  $17,485  $14,576  $16,417
Income (loss) from continuing
 operations                          3,622    1,099    1,321     (297)  (1,942)
Income (loss) from discontinued
 operations                                                               (386)
Cumulative effect of accounting
 changes                                                                  (471)
Net income (loss)                    3,622    1,099    1,321     (297)  (2,799)
Basic net income (loss) per share:
     Continuing operations           $1.04     $.32     $.40    $(.09)   $(.60)
     Discontinued operations                                              (.12)
     Cumulative effect of
      accounting changes                                                  (.15)
     Net income (loss)                1.04      .32      .40     (.09)    (.87)
Diluted net income (loss) per share:
     Continuing operations            $.93     $.31     $.38    $(.09)   $(.60)
     Discontinued operations                                              (.12)
     Cumulative effect of accounting
      changes                                                             (.15)
     Net income (loss)                 .93      .31      .38     (.09)    (.87)
Weighted average number of basic
 shares outstanding                  3,489    3,383    3,278    3,144    3,206
Weighted average number of diluted
 shares outstanding                  3,893    3,585    3,438    3,144    3,206
FINANCIAL POSITION
Working capital                    $13,112  $ 8,745  $ 7,374  $ 4,956  $ 2,726
Total assets                        23,123   17,511   15,040   14,180   15,449
Common stock subject to repurchase                              1,250    1,250
Stockholders' equity                15,014   10,612    9,044    7,042    7,193
Stockholders' equity per share       $4.09    $3.05    $2.63    $2.25    $2.37
Cash dividends paid                   None     None     None     None     None

Included in 1997 is $956,000 (net of tax $598,000 or $.17 per basic share and $.15 per diluted share) of settlement costs and legal fees related to the class action lawsuits.

Net income (loss) per share and weighted average number of shares outstanding have been restated to comply with Statement of Financial Accounting Standards No. 128.

The above Selected Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and the unaudited quarterly financial data included in Item 8 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company reported net income of $3.6 million, $1.1 million and $1.3 million for 1997, 1996 and 1995, respectively.

     In 1997, sales increased $12.2 million (70%) to $29.5million from $17.3 million in 1996 primarily due to increased sales of $11.5 million (114%) by the Company's domestic operations. This increase reflects strong demand for the Company's products, which commenced in the fourth quarter of 1996. Sales of the domestic operations to original equipment manufacturers increased approximately $8.4 million in 1997 over 1996, due to increased sales to a switch manufacturer and large volume sales to a second switch manufacturer. Direct sales to CLECs increased approximately $2.9 million in 1997 as compared to 1996, as these telecommunication providers commence to build out their networks.
Sales by the Company's UK distributorship operations increased $.7 million (9%) from 1996 to $8.0 million due to increased volume. Gross margin percentages for 1997 were comparable to 1996. The Company's backlog at December 31, 1997 was $1.6 million versus $2.0 million at December 31, 1996. A major portion of the Company's domestic revenue comes from two customers and a significant portion of its UK distributorship revenue comes from one customer. The loss of any of these customers would have a material adverse impact on the Company.

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

     In 1997, research and development expense increased $.2 million (13%) to $1.8 million due to higher personnel costs. In 1996, research and development increased $.1 million (9%) primarily due to expenses related to certification testing of McIAS 950 and McIAS 16xx products and higher personnel expenses.

     In 1997, selling, general and administrative costs increased $1.6 million (29%) to $7.0 million. The domestic operations increased $.9 million (29%) to $4.2 million primarily due to higher sales commissions and bonuses based on profitability. Selling, general and administrative expenses for the UK distributorship operations increased $.6 million (30%) to $2.8 million primarily due to higher personnel and facilities costs. In 1996, selling, general and administrative costs increased $.4 million (8%) to $5.4 million from $5.0 million in 1995 primarily due to increased expenses in the Company's UK distributorship operations related to the relocation to new facilities and increased personnel. These expenses were incurred in preparation of expanding the product line; however, these new products have yet to make a significant contribution to the results of operations.

     Litigation expense represents costs accrued to settle the class action litigation and expenses incurred during the year in defending this matter. See Note K to the Consolidated Financial Statements.

     Other income was $.2 million in 1997 versus $.1 million in 1996 due to higher interest income earned on available cash balances. In 1995, the Company recorded other expense of $.1 million due to higher interest expense on higher borrowings.

     The Company's effective tax rate for 1997 was 39% versus 41% for 1996 and 1995. This reduction is primarily attributable to the decreasing impact of the non-deductibility of goodwill on the effective tax rate as the pretax income increases. The provision for income taxes is discussed in Note G to the Consolidated Financial Statements. Under Financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize these benefits, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $5.4 million. The current deferred tax benefit of $1.0 million is primarily attributable to inventory provisions, the recognition of such loss, for tax purposes, is, in large measure, within the control of the Company, and provisions for the class action settlement which should reverse in 1998. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income (loss) from continuing operations was $5.3 million, $.8 million and $1.0 million in 1997, 1996 and 1995, respectively. Based on this, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

     The effect of inflation has not had a major impact on the operating results of the Company over the past few years. However, technological advances and productivity improvements are continually being applied to reduce costs, thus reducing inflationary pressures on the operating results of the Company.

Liquidity and Sources of Capital

     Net cash flow from operations was $4.5 million, $1.2 million and $2.3 million in 1997, 1996 and 1995, respectively.

     Working capital increased to $13.1 million at December 31, 1997 from $8.7 million at December 31, 1996 and $7.4 million at December 31, 1995. The ratio of current assets to current liabilities was 3.4:1 at December 31, 1997 versus 3.1:1 at December 31, 1996 and 3.3:1 at December 31, 1995. The increase in 1997 is primarily due to the results of operations in 1997.

      The Company anticipates making capital expenditures of approximately $.5 million, paying the amount recorded to settle the class action lawsuits (see Note K to the Consolidated Financial Statements and Item 3 - Legal Proceedings) and incurring increased research and development expenditures in 1998. Management believes that the cash and cash equivalents at December 31, 1997 and the cash flow from operations in 1998 will be sufficient to meet its needs.


Impact of Year 2000

The Year 2000 issue relates to possible failures in computer systems and computer driven equipment due to the rollover to the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its business application software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to suppliers' failure to remediate their own Year 2000 issues.

The Company is nearing the completion of the process of reviewing its products to determine its exposure, if any, related to the Year 2000 issue.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project no later than March 31, 1999, which is prior to any anticipated impact on its operating systems and products. The Company anticipates that expenditures for these programs will not exceed $.5 million.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Furthermore, the Company cannot estimate or predict the potential adverse consequences, if any, that could result from a third party's failure to effectively address the issue.


Certain Factors That May Affect Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third party suppliers and intellectual property rights, risks in product and technology development and other risk factors detailed in this Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings. Further, the Company's sales volume may vary from quarter to quarter as a result of a variety of factors. Because, in the short term, a significant portion of the Company's expenses are fixed, sales variances would have a significant effect on the results of operations.

Item 8.  Financial Statements and Supplementary Data

QUARTERLY FINANCIAL DATA (UNAUDITED)
(in thousands except per share amounts)

1997                                       First    Second     Third    Fourth

Sales                                     $5,548    $9,645    $7,245    $7,083
Gross profit                               2,895     5,406     3,818     3,704
Net income                                   504     1,614       941       563
Net income per share:
    Basic                                   $.15      $.47      $.27      $.16
    Diluted                                 $.14      $.42      $.24      $.14

Common Stock price range:

High                                      $5 3/8    $11 3/4  $19 1/8   $21 3/4
Low                                      3 11/16     4 9/16  11 7/16   13 11/16


1996                                       First    Second     Third    Fourth
Sales                                     $3,765    $5,051    $3,720    $4,807
Gross profit                               1,790     2,685     1,989     2,652
Net income                                   108       430       128       433
Net income per share:
    Basic                                   $.03      $.13      $.04      $.13
    Diluted                                 $.03      $.12     $ .04      $.12

Common Stock price range:
    High                                $6 13/16    $5 1/2     $5     $4 13/16
    Low                                    3 3/4     3 7/8      3 3/8   3 3/16


Included in the fourth quarter of 1997 is $915,000 (net of tax - $572,000, $.16 per basic share and $.14 per diluted share) for settlement costs and legal fees related to the class action lawsuits.

The above financial information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

Report of Independent Auditors

Stockholders and Board of Directors
Cognitronics Corporation

We have audited the accompanying consolidated balance sheets of Cognitronics Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cognitronics Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                          /s/ ERNST & YOUNG LLP


Stamford, Connecticut
March 6, 1998

CONSOLIDATED BALANCE SHEETS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                              December 31,
                                                           1997         1996
                                                           ----         ----
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                           $ 8,088       $ 4,169
     Accounts receivable, less allowances
       of $38 and $103                                     4,300         3,624
     Inventories                                           4,386         3,877
     Deferred income taxes                                 1,023           625
     Other current assets                                  1,050           587
                                                         -------       -------
          TOTAL CURRENT ASSETS                            18,847        12,882
PROPERTY, PLANT AND EQUIPMENT, net                         1,223         1,701
GOODWILL, less amortization of $1,729 and $1,396           1,648         1,981
DEFERRED INCOME TAXES                                        769           822
OTHER ASSETS                                                 636           125
                                                         -------       -------
                                                         $23,123       $17,511
                                                         =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                    $ 2,378       $ 1,700
     Accrued compensation and benefits                     1,051           748
     Income taxes payable                                    317           772
     Current maturities of debt                              114            86
     Other accrued expenses                                1,875           831
                                                         -------       -------
                                                           5,735         4,137
LONG-TERM DEBT                                               111           379
OTHER NON-CURRENT LIABILITIES                              2,263         2,383

COMMITMENTS AND CONTINGENCIES (Notes I and K)

STOCKHOLDERS' EQUITY
     Common Stock, par value $.20 a share; authorized
      10,000,000 shares; issued 3,667,351 and
      3,475,573 shares                                       733           695
     Additional paid-in capital                           13,209        12,250
     Retained earnings                                     1,067        (2,354)
     Currency translation adjustment                          24           177
     Unearned compensation                                   (19)         (156)
                                                         -------       -------
          TOTAL STOCKHOLDERS' EQUITY                      15,014        10,612
                                                         -------       -------
                                                         $23,123       $17,511
                                                         =======       =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
                                                    Year ended December 31,
                                                 1997        1996        1995
                                                 ----        ----        ----
SALES                                          $29,521     $17,343     $17,485
COSTS AND EXPENSES
     Cost of products sold                      13,698       8,227       8,326
     Research and development                    1,807       1,600       1,472
     Selling, general and administrative         6,972       5,394       4,990
     Amortization of goodwill                      333         332         333
     Class action litigation                       956
     Other (income) expense, net                  (165)        (80)        129
                                               -------     -------     -------
                                                23,601      15,473      15,250
                                               -------     -------     -------
     Income before income taxes                  5,920       1,870       2,235
PROVISION FOR INCOME TAXES                       2,298         771         914
                                               -------     -------     -------
NET INCOME                                     $ 3,622     $ 1,099     $ 1,321
                                               =======     =======     =======
NET INCOME PER SHARE:
    Basic                                        $1.04        $.32        $.40
    Diluted                                       $.93        $.31        $.38


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1995, 1996 and 1997

(dollars in thousands)
                                                     Common Stock   Additional            Currency   Unearned   Treasury
                                                   Shares             Paid-In   Retained  Transla-   Compensa-   Shares
                                                Outstanding Amount    Capital   Earnings    tion        tion     Amount
                                                ----------- ------  ----------  --------  ---------  ---------   ------
Balance at January 1, 1995                        3,131,550   $633     $11,423   $(4,774)     $(48)      $   0     $(192)
Shares issued to Dacon shareholders                 106,383     21         189
Warrants issued to Dacon shareholders                                       35
Shares issued pursuant to employee stock plans      198,568     33         495                            (265)      192
Shares issued to Directors as compensation            1,435                  4
Effect of exchange rate                                                                        (23)
Net income                                                                         1,321
                                                  ---------   ----     -------   -------      ----       -----      -----
Balance at December 31, 1995                      3,437,936    687      12,146    (3,453)      (71)      (265)         0
Shares issued pursuant to employee stock plans       37,637      8         104                            109
Effect of exchange rate                                                                        248
Net income                                                                         1,099
                                                  ---------   ----     -------   -------      ----      -----      -----
Balance at December 31, 1996                      3,475,573    695      12,250    (2,354)      177       (156)         0
Shares issued pursuant to employee stock plans      211,388     42       1,129                            137
Shares returned to pay statutory withholding tax    (19,610)    (4)       (170)     (201)
Effect of exchange rate                                                                       (153)
Net income                                                                         3,622
                                                  ---------   ----     -------   -------      ----      -----      ------
Balance at December 31, 1997                      3,667,351   $733     $13,209   $ 1,067      $ 24      $ (19)     $    0
                                                  =========   ====     =======   =======      ====      =====      ======
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands)                                      Year ended  December 31,
                                                   1997        1996       1995
                                                   ----        ----       ----
OPERATING ACTIVITIES
  Net income                                     $3,622      $1,099     $1,321
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Income tax expense                          2,298         771        914
      Depreciation and amortization                 758         690        684
      Loss on disposition of  assets                  3          62         21
      Shares issued as compensation                 188         109        198
      Net (increase) decrease in:
        Accounts receivable                        (750)       (667)      (546)
        Inventories                                (602)       (741)      (311)
        Other assets                               (459)         15        150
      Net increase (decrease) in:
        Accounts payable                            732         904       (337)
        Accrued compensation and benefits           191         (78)       121
        Other accrued expenses                    1,218         (19)       195
                                                 ------      ------     ------
                                                  7,199       2,145      2,410
      Income taxes paid                          (2,712)       (974)       (80)
                                                 ------      ------     ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES       4,487       1,171      2,330
                                                 ------      ------     ------
INVESTING ACTIVITIES
  Proceeds from disposition of assets               387          24         26
  Additions to property, plant and equipment       (381)       (846)      (286)
  Purchase of software licenses                    (528)
                                                 ------      ------     ------
  NET CASH USED BY INVESTING ACTIVITIES            (522)       (822)      (260)
                                                 ------      ------     ------
FINANCING ACTIVITIES
  Shares subject to repurchase pursuant
    to the Dacon acquisition                                              (500)
  Principal payments on debt                       (433)       (213)    (1,715)
  Issuance of debt                                  210         192        725
  Shares issued pursuant to employee
    stock plans                                     611          93        165
  Shares returned to pay statutory
    withholding tax upon vesting of
    restricted stock                               (375)
                                                 ------     -------    -------
  NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES                                       13          72     (1,325)
                                                 ------      ------    -------
EFFECT OF EXCHANGE RATE DIFFERENCES                 (59)         80        (17)
                                                 ------      ------    -------
INCREASE IN CASH AND CASH EQUIVALENTS             3,919         501        728
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR     4,169       3,668      2,940
                                                 ------      ------     ------
CASH AND CASH EQUIVALENTS - END OF YEAR          $8,088      $4,169     $3,668
                                                 ======      ======     ======
The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
COGNITRONICS CORPORATION AND SUBSIDIARIES


Note A.  Summary of Significant Accounting Policies

Organization. The Company designs, manufactures and markets voice processing products in the United States and, through a subsidiary, distributes call management and voice processing equipment in Europe.

Risks and Uncertainties. A major portion of the Company's domestic revenues is generated by sales to two customers, and a significant portion of its European distributorship revenue comes from one customer. The loss of any of these customers would have a material adverse impact on the Company. The Company's receivables are primarily from major, well-established companies in the telecommunications industry, and at December 31, 1997, three such companies accounted for 54 % of the Company's accounts receivable. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well-established with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

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

Cash and Cash Equivalents. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 1997, essentially all of the Company's cash and cash equivalent balances were with three financial institutions.

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

Income Per Share. In December 1997, the Company adopted SFAS No. 128 and restated prior periods. Under this statement, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share, respectively. In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded. The shares used in the basic earnings per share calculations were 3,488,943, 3,382,603, and 3,278,211 and in the diluted earnings per share were 3,893,210, 3,585,269 and 3,437,761 for 1997, 1996 and 1995, respectively.

Goodwill. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over its estimated useful life (10 years). Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

New Accounting Pronouncements. During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 is effective for the first quarter of 1998, while SFAS No. 131 is effective for year end financial reporting in 1998 and on an interim basis thereafter. Both of these pronouncements require additional disclosures and the Company expects no material impact upon adoption.

Note B. Valuation and Qualifying Accounts

The allowance for doubtful accounts was (decreased) increased by $(12,000), $35,000 and $84,000 in 1997, 1996 and 1995, respectively, by (credits) charges to costs and expenses. In 1995, the Company reclassified an allowance of $169,000, together with the related receivables to other assets. The Company wrote off uncollectible accounts, net of recoveries, of $53,000 and $15,000 in 1997 and 1996, respectively.

Note C.  Inventories (in thousands):

                                                             1997        1996
Finished and in process                                     $3,450      $2,682
Materials and purchased parts                                  936       1,195
                                                            ------      ------
                                                            $4,386      $3,877
                                                            ======      ======

Note D.  Property, Plant and Equipment (in thousands):
                                                            1997         1996
Building                                                                $  425
Machinery and equipment                                    $1,383        1,230
Furniture and fixtures                                      1,755        1,694
                                                           ------       ------
                                                            3,138        3,349
Less allowances for depreciation                            1,915        1,648
                                                           ------       ------
                                                           $1,223       $1,701
                                                           ======       ======
Note E.  Other Non-current Liabilities (in thousands):
                                                             1997        1996
Accrued officers' supplemental pension plan expense        $  667       $  702
Accrued deferred compensation                                 324          332
Accrued pension expense                                       670          713
Accrued postretirement benefit liability                      778          813
                                                           ------       ------
                                                            2,439        2,560
Less current portion                                          176          177
                                                           ------       ------
                                                           $2,263       $2,383
                                                           ======       ======

Note F.  Debt and Credit Arrangements
The Company has a $2,000,000 line of credit maturing in July, 1998. Borrowings under this arrangement are subject to various financial covenants, are due on demand, are based on the amount of eligible accounts receivable, as defined, bear interest at the prime rate and are secured by substantially all of the Company's assets. In 1997 and 1996, no amounts were borrowed under lines of credit.

Dacon Electronics Plc has a bank line of credit of $160,000 expiring in 1998. During 1997 and 1996, no amounts were borrowed under this facility.

Long term debt (in thousands):
                                                                1997     1996
                                                                ----     ----
     Mortgage note, interest at 12% per annum                             $267
     Installment finance agreements, interest at 10% to 12%
       per annum expiring through 2001                           $225      198
                                                                 ----     ----
                                                                  225      465
     Less current maturities of debt                              114       86
                                                                 ----     ----
                                                                 $111     $379
                                                                 ====     ====
Payments on the installment finance agreements in each of the five years in the period ending December 31, 2002 are $114,000, $83,000, $18,000, $10,000
and $0, respectively.

Interest of $53,000, $63,000 and $141,000  was paid in 1997, 1996 and 1995, respectively.

Note G.  Income Taxes

At December 31, 1997, the consolidated retained earnings included approximately $2.1 million of retained earnings applicable to Dacon Electronics Plc, a foreign subsidiary. If the undistributed earnings were remitted, any resulting federal tax would be substantially reduced by foreign tax credits.

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):
                                                     1997      1996      1995
Current:                                             ----      ----      ----
     Federal                                        $2,023      $359      $245
     Foreign                                           310       480       515
     State                                             310        71        40
                                                    ------      ----      ----
               Total current                        $2,643       910       800
Deferred:
     Federal                                          (345)     (135)       97
     Foreign
     State                                                        (4)       17
                                                     -----      ----      ----
               Total deferred                         (345)     (139)      114
                                                    ------       ----     ----
                                                    $2,298       $771     $914
                                                    ======       ====     ====
Not reflected in the 1997, 1996 and 1995 tax provisions are $509,000, $19,000 and $97,000, respectively, of income tax benefits related to employee stock plans; such amounts were credited to additional paid-in capital.

Domestic and foreign pretax income for the years ended December 31 are as follows (in thousands):
                                                 1997        1996        1995
Domestic operations                             $5,313      $  815      $1,015
Foreign Operations                                 607       1,055       1,220
                                                ------      ------      ------
                                                $5,920      $1,870      $2,235
                                                ======      ======      ======
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows (in thousands):
                                                              1997       1996
                                                              ----       ----
Deferred tax liabilities                                    $    42    $    69
                                                            -------    -------
Deferred tax assets:
     Inventory valuation                                        705        597
     Accrued liabilities and employee benefits                  649        417
     Accrued deferred compensation                              368        385
     Other post-retirement benefits                             296        309
     Separate return federal operating loss carryforwards
          expiring in 2008 and 2009                             445        445
     Other                                                       57          9
                                                             ------     ------
          Total deferred tax assets                           2,520      2,162
     Valuation allowance                                       (686)      (646)
                                                             ------     ------
                                                              1,834      1,516
                                                             ------     ------
                    Net deferred tax assets                  $1,792     $1,447
                                                             ======     ======

Valuation allowance at January 1                             $ (646)     $(656)
Credited (charged) to tax expense                               (40)        10
                                                             ------      -----
Valuation allowance at December 31                           $ (686)     $(646)
                                                             ======      =====

A reconciliation of the statutory federal income tax rate to the effective tax rate on income for the years ended December 31, are as follows:

                                                   1997       1996       1995
                                                   ----       ----       ----
Statutory federal income tax rate                  34.0%      34.0%      34.0%
State income taxes, net of federal tax benefit      3.5        2.4        1.7
Lower foreign tax rate                             (0.2)      (0.8)      (0.5)
Goodwill amortization                               1.9        6.0        5.1
Other                                              (0.4)      (0.4)        .6
                                                   ----       ----       ----
                                                   38.8%      41.2%      40.9%
                                                   ====       ====       ====

Note H.  Other (Income) Expense, Net (in thousands):
                                                      Year Ended December 31,
                                                     1997      1996      1995
                                                     ----      ----      ----
Interest expense                                    $  74      $ 82      $194
Interest income                                      (239)     (164)      (70)
Foreign exchange gain                                             2         5
                                                    -----      ----      ----
                                                    $(165)     $(80)     $129
                                                    =====      ====      ====

Note I. Commitments
Leases. Total rental expense amounted to $449,000 in 1997, $377,000 in 1996 and $265,000 in 1995. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2002 are approximately $429,000, $381,000, $356,000, $303,000 and $217,000,
respectively,  and  approximately $199,000 thereafter.

Pension Plan. The Company and its domestic subsidiaries have a defined benefit pension plan covering substantially all employees. The benefits are
based on years of service and the employee's compensation.   No additional
service cost benefits were earned subsequent to June 30, 1994. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

The components of net cost of the plan for the years ended December 31 are as follows (in thousands):
                                                     1997      1996      1995
                                                     ----      ----      ----
Interest cost on projected benefit obligation        $103      $103      $111
Actual return on plan assets                         (170)     (117)     (199)
Net amortization and deferral                          77        24       120
                                                     ----      ----      ----
     Net periodic pension cost                       $ 10      $ 10      $ 32
                                                     ====      ====      ====

The following table sets forth the plan's funded status and the accrued pension expense recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                              1997       1996
                                                              ----       ----
Actuarial present value:
     Accumulated benefit obligation -
          Vested                                             $1,526     $1,390
          Non-vested                                             16         22
                                                             ------     ------
                                                             $1,542     $1,412
     Projected benefit obligation for service rendered to
          date                                               $1,542     $1,412
Plan assets at fair value                                     1,200      1,085
                                                             ------     ------
Plan assets less than projected benefit obligation             (342)      (327)
Unrecognized net asset, less accumulated amortization
  of $148 and $140                                              (33)       (41)
Unrecognized net gain                                          (295)      (345)
                                                             ------     ------
Accrued pension expense (included in other non-current
  liabilities)                                               $ (670)    $ (713)
                                                             ======     ======
The discount rate used in determining the projected benefit obligation was 6.75%, in 1997 and 7.25% in 1996. The expected long-term rate of return on plan assets used in determining the net periodic pension cost was 7% for all years presented.

The plan assets at December 31, 1997 and 1996 were principally invested in corporate debt and equity securities.


401(k) Retirement Plan. The Company has a defined contribution plan covering substantially all domestic employees. The Company's contribution is based upon the participants' contributions. The expense was $40,000, $32,000 and $15,000 in 1997, 1996 and 1995, respectively.


Officers' Supplemental Pension Plan. The Company has an unfunded, noncontributo ry defined benefit pension plan covering certain retired officers. Benefits under the plan are the greater of a percentage of final salary of qualified officers or an annual amount that, when combined with other retirement plans of the Company, is equal to $44,000 per year.



The components of net pension cost of the plan for the years ended December 31 are as follows (in thousands):
                                                     1997      1996      1995
                                                     ----      ----      ----
Interest cost on projected benefit obligation         $39       $40       $40
Amortization of prior service cost                                         13
Amortization of actuarial gains                        (6)       (7)       (9)
                                                      ---       ---       ---
          Net periodic pension cost                   $33       $33       $44
                                                      ===       ===       ===

The following table sets forth the plan's status and the accrued pension expense recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                               1997       1996
                                                               ----       ----
Actuarial present value of vested accumulated benefit
  obligation                                                   $548       $577
Unrecognized net gain                                           119        125
                                                               ----       ----
Accrued pension expense (included in other non-current
  liabilities)                                                 $667       $702
                                                               ====       ====
The discount rate used in determining the projected benefit obligation in all years was 7.25%. All participants are retired and receiving benefits under the Plan and therefore future increases in compensation are not applicable.

Other Postretirement Benefit Plans. In addition to the Company's pension plans, the Company has a contributory , unfunded defined benefit plan providing certain health care benefits for domestic employees who retired prior to March 31, 1996. The participants' contributions are adjusted periodically and are based on age and length of service at time of retirement. The assumed rate of increase in the per capita cost of covered benefits was 8.1% decreasing to 6% after 8 years. Increasing the health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation by $25,000 at December 31, 1997 and the aggregate service and interest cost component of net periodic postretirement benefit cost for 1997 by $2,000. The weighted average discount rate used in determining the net periodic postretirement benefit cost and accumulated benefit obligation was 7.0% for all periods presented.

The following sets forth the plan's status and accrued post-retirement benefit liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                               1997      1996
Actuarial present value of accumulated postretirement
 benefit obligation:
          Retirees                                              $526      $618
          Active plan participants                                          58
                                                                ----      ----
                                                                 526       676
Unrecognized net gain                                            252       137
                                                                ----      ----
Accrued postretirement benefit liability (included in other
 non-current liabilities)                                       $778      $813
                                                                ====      ====

The components of post-retirement benefit cost for the years ended December 31, are as follows (in thousands):
                                                    1997       1996      1995
                                                    ----       ----      ----
          Interest cost                              $36        $44       $52
          Net amortization                           (18)        (6)
                                                     ---        ---       ---
                Net periodic cost                    $18        $38       $52
                                                     ===        ===       ===
Deferred Compensation. At December 31, 1997 and 1996, the liability relating to a deferred compensation arrangement between the Company and a director and former officer of the Company was $324,000 and $332,000, respectively.

Note J.  Stock Plans

At December 31, 1997, the Company has reserved 6,166 shares of its common stock for issuance to key employees under the 1990 Stock Option Plan. The plan provides for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally become exercisable in three equal annual installments on a cumulative basis commencing six months from the date of grant and expire five years (maximum ten years) after the date granted.

The Company also has the 1967 Employee Stock Purchase Plan under which 53,445 shares were reserved at December 31, 1997. The purchase price is 85% of the fair market value of the stock on the date offered. Generally, rights to purchase shares under this plan expire 12 months (maximum 27 months) after the date of grant.


Share information pertaining to these plans is as follows:
                                                       Option        Purchase
                                                         Plan            Plan
Outstanding at January 1, 1995                         401,263          46,787
     Granted                                            37,500
     Cancelled or expired                              (45,509)         (7,385)
     Exercised                                         (40,322)        (19,246)
                                                       -------          ------
Outstanding at December 31, 1995                       352,932          20,156
     Granted                                            90,000          37,545
     Cancelled or expired                               (2,168)         (1,527)
     Exercised                                         (17,481)        (20,156)
                                                       -------          ------
Outstanding at December 31, 1996                       423,283          36,018
     Granted                                            89,500
     Cancelled or expired                                                 (471)
     Exercised                                        (164,899)        (35,547)
                                                       -------          ------
Outstanding at December 31, 1997                       347,884               0
                                                       =======          ======
The exercise price for options granted during 1995 ranged from $2.38 to $6.75, was $3.63 for options granted in 1996 and for options granted in 1997 ranged from $4.69 to $7.63. The weighted average exercise price for the 347,884 options outstanding under the Option Plan is $3.43 with expiration dates ranging from 1999 to 2002. Options were exercised under the Option Plan at weighted average exercise prices of $2.80, $2.70 and $2.91 in 1995, 1996 and 1997, respectively. Shares exercisable under the Option Plan at December 31, 1995, 1996 and 1997 were 132,693, 224,237 and 226,717, respectively.

Rights were granted under the Purchase Plan at an exercise price of $3.72 in 1996. Shares were exercised under the Purchase Plan at a weighted average price of $2.34 in 1995 and 1996 and $3.72 in 1997.

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
                                                       1997     1996     1995
                                                       ----     ----     ----
     Net income              As reported             $3,622   $1,099   $1,321
                             Pro forma               $3,461   $1,047   $1,303

     Net income per share    As reported   Basic      $1.04     $.32     $.40
                                           Diluted   $  .93     $.31     $.38

                             Pro forma     Basic     $  .99     $.31     $.40
                                           Diluted   $  .89     $.29     $.38

Because SFAS 123 method of accounting has only been applied to options granted subsequent to December 31, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

 The fair value for the Stock Option and Stock Purchase Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.0%, 5.8% and 5.1%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.64 in all years; and a weighted-average expected life of the option of
4.2 years for the Option Plan and 9 months for the Purchase Plan.

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

In 1995, the Company adopted the Restricted Stock Plan, a time accelerated restricted stock plan, under which 150,000 shares of its common stock were reserved. The plan provides for the award of shares to key employees; generally, the awards vest in five equal annual installments commencing two years after the date of the award. Vesting may be accelerated based on the achievement of certain financial performance goals. In 1995, 139,000 shares were awarded under the plan, of which 41,700 became vested, and $198,000 of compensation expense was recognized. In 1996, $109,000 of compensation expense was recognized. In 1997, 1,058 shares were forfeited, 12,000 shares were awarded, 92,942 shares became vested and $189,000 of compensation expense was recognized. At December 31, 1997, 58 shares were reserved for issuance under this plan.

Certain sellers of Dacon Electronics Plc have warrants, expiring on December 14, 1998, to purchase 50,000 shares of common stock at $2.375 per share.


Note K.  Contingencies

In 1993, class action lawsuits were filed against the Company and certain of its officers alleging securities law violations in connection with the purchase of the Company's common stock by members of the class during the period from October 29, 1992 through March 11, 1993. The plaintiffs seek unspecified damages and related costs. On January 28, 1998, the plaintiffs and the defendants and their insurer reached an agreement to settle this litigation, which provides for the payment of an aggregate of $2.3 million by the defendants and their insurer and the complete release of all claims by the plaintiffs against the defendants and all other persons who were directors or officers of the Company during the class period. The agreement is contingent upon approval by the Court of a Stipulation of Settlement to be executed by the parties. In the year ended December 31, 1997, the Company expensed $956,000 for its share of the settlement and expenses related to this litigation. The Company has denied any fault or wrongdoing in this matter.
If the Stipulation of Settlement is not approved by the Court and if the lawsuit is adversely determined, the resolution of this matter could have a material negative effect on the Company's financial condition, results of operations and cash flow.

Note L.  Operations by Industry Segment and Geographic Areas

The Company operates in one industry segment: voice processing products.

The Company operates in the United States and Europe (United Kingdom). Information about the Company's operations by geographic area for the years ended December 31, is as follows (in thousands):

                                               1997         1996         1995
                                               ----         ----         ----
Net sales
     United States:
          Unaffiliated customers             $21,550      $10,051      $ 9,970
          Inter-company transfers                186          544          636
                                             -------      -------      -------
                                              21,736       10,595       10,606
     Europe                                    7,971        7,292        7,515
     Eliminations                               (186)        (544)        (636)
                                             -------      -------      -------
                                             $29,521      $17,343      $17,485
                                             =======      =======      =======
Operating profit
     United States                            $7,587       $1,977       $2,429
     Europe                                      594        1,067        1,256
     Inter-company eliminations                   17          (58)
                                              ------       ------       ------
                                               8,198        2,986        3,685
General corporate expenses                     2,443        1,196        1,321
Interest (income) expense, net                  (165)         (82)         124
Foreign exchange loss                                           2            5
                                              ------       ------       ------
Income before income taxes                    $5,920       $1,870       $2,235
                                              ======       ======       ======
Identifiable assets
     United States                           $17,086      $10,774      $ 9,427
     Europe                                    6,092        6,790        5,642
Inter-company eliminations                       (55)         (53)         (29)
                                             -------      -------      -------
                                             $23,123      $17,511      $15,040
                                             =======      =======      =======
Net sales include sales of $7.4 million, $4.0 million and $3.5 million in 1997, 1996 and 1995, respectively, to one major customer; sales of $5.4 million and $.5 million in 1997 and 1996, respectively, to another major customer; sales of $2.4 million, $2.4 million and $2.7 million in 1997, 1996 and 1995, respectively, to another customer; and foreign sales of $5.0 million, $5.4 million and $5.5 million in 1997, 1996 and 1995, respectively, to another customer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                       PART III

Item 10.   Directors and Executive Officers of the Registrant

     1.     (a)     The identification of the directors of the Company as of
March 1, 1998 and persons nominated to become directors set forth under the caption Information Concerning Nominees in the Proxy Statement for the annual meeting of stockholders to be held on May 14, 1998 is incorporated herein by reference.

          (b) The identification of the executive officers of the Company and their positions with the Company and ages as of March 1, 1998 is set forth under the caption Executive Officers of the Company in Part I of this Annual Report on Form 10-K.

     2. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the annual meeting of stockholders to be held on May 14, 1998 is incorporated herein by reference.

Item 11.   Executive Compensation

          The information on executive compensation set forth under the caption Executive Compensation in the Proxy Statement for the annual meeting of stockholders to be held on May 14, 1998 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

          (a) and (b) Security ownership of certain beneficial owners and management set forth under the caption Security Ownership in the Proxy Statement for the annual meeting of stockholders to be held on May 14, 1998 is incorporated herein by reference.

          (c)     Changes in Control.  None.

Item 13.   Certain Relationships and Related Transactions

          The information on certain relationships and related transactions set forth under the caption Certain Relationships and Related Transactions in the Proxy Statement for the annual meeting of stockholders to be held on May 14, 1998 is incorporated herein by reference.

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

     (b) There were no reports filed on Form 8-K during the fourth quarter of 1997.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.
                                                     COGNITRONICS CORPORATION
                                                            Registrant
                                                 by    /s/    Garrett Sullivan
                                                    Garrett Sullivan
                                                    Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

     Signature                                            Title

Chief Executive Officer:
  /s/ Brian J. Kelley
  -------------------                                      President and Chief
   Brian J. Kelley                                         Executive Officer

Chief Financial and Accounting Officer:
     /s/ Garrett Sullivan                                  Treasurer
     --------------------
     Garrett Sullivan

A Majority of the Board of Directors:

     /s/ Edward S. Davis                                   Director
    ---------------------
    Edward S. Davis

     /s/ Jack Meehan                                       Director
    ----------------
    Jack Meehan

     /s/ William A. Merritt                                Director
     ----------------------
     William A. Merritt

     /s/ Timothy P. Murphy                                 Director
     ---------------------
     Timothy P. Murphy

Form 10-K -- Item 14 (a) (1) and (2) and (d)

     (a)     (1)  Financial Statements

The following financial statements of the Company are included in Item 8.

Financial Statements Covered by Report of Independent Auditors:           Page

Report of Independent Auditors                                              11

Consolidated Balance Sheets, December 31, 1997 and December 31, 1996        12

Consolidated Statements of Income for each of the three years in the
 period ended December 31, 1997                                             13

Consolidated Statements of Stockholders' Equity for each of the three
 years in the period ended December 31, 1997                                13

Consolidated Statements of Cash Flows for each of the three years in
 the period ended December 31, 1997                                         14

Notes to Consolidated Financial Statements                                  15



     (2) and (d) Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
       Item 14(a)(3) and (c)

INDEX TO EXHIBITS

Exhibit

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

4. Specimen Certificate for Common Stock (Exhibit 4-1 to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).

10.1 1990 Stock Option Plan, as amended (attached as Exhibit 10.1 to this Annual report on Form 10-K).

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

10.5 1997 Executive Bonus Plan (attached as Exhibit 10.5 to this Annual Report on Form 10-K).

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

10.8 Form of Executive Severance Agreement between certain officers and Cognitronics Corporation (attached as Exhibit 10.8 to this Annual Report on Form 10-K).

10.9 Commercial Revolving Loan and Security Agreement between Cognitronics Corporation and Fleet National Bank dated July 31, 1997 (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

10.10 Memorandum of Understanding among parties to the Consolidated Class Action Suits (attached as Exhibit 10.10 to this Annual Report on Form 10-K).

22. List of subsidiaries of the Company as of December 31, 1997 (attached as Exhibit 22 to this Annual Report on Form 10-K).

23.    Consent of Independent Auditors, dated March 30, 1998 (attached as
        Exhibit 23 to this Annual Report on Form 10-K).

27. Financial Data Schedule (attached as Exhibit 27 to this Annual Report on Form 10-k).