Form 10-Q
period 1998-03-31
COGNITRONICS CORP
filed 1998-05-07
CIK 21438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended March 31, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.

     Common Stock, par value $0.20 per share -- 3,668,017 shares

Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                             March 31,       December 31,
                                               1998              1997
                                           (Unaudited)
                                           -----------        ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $ 7,460           $ 8,088
  Accounts receivable, net                      5,410             4,300
  Inventories                                   4,119             4,386
  Deferred income taxes                         1,013             1,023
  Other current assets                          1,706             1,050
                                              -------           -------
      TOTAL CURRENT ASSETS                     19,708            18,847

PROPERTY, PLANT AND EQUIPMENT, NET              1,199             1,223
GOODWILL, NET                                   1,565             1,648
DEFERRED INCOME TAXES                             767               769
OTHER ASSETS                                      634               636
                                              -------           -------
                                              $23,873           $23,123
                                              =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $ 1,452           $ 2,378
  Accrued compensation and benefits               862             1,051
  Income taxes payable                            688               317
  Current maturities of debt                      141               114
  Other accrued expenses                        1,977             1,875
                                              -------           -------
      TOTAL CURRENT LIABILITIES                 5,120             5,735

LONG-TERM DEBT                                     98               111
OTHER NON-CURRENT LIABILITIES                   2,267             2,263

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000
    shares; issued 3,668,017
    and 3,667,351 shares                          734               733
  Additional paid-in capital                   13,285            13,209
  Retained earnings                             2,263             1,067
  Currency translation adjustment                 120                24
  Unearned compensation                           (14)              (19)
                                              -------           -------
      TOTAL STOCKHOLDERS' EQUITY               16,388            15,014
                                              -------           -------
                                              $23,873           $23,123
                                              =======           =======

See Note to Condensed Consolidated Financial Statements.

                   COGNITRONICS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND COMPREHENSIVE INCOME (UNAUDITED)
                (dollars in thousands except per share amounts)


                                                Three Months Ended
                                                     March 31,
                                                   1998        1997
                                                   ----        ----
SALES                                            $7,540      $5,548
COST AND EXPENSES:
  Cost of products sold                           3,329       2,653
  Research and development                          472         381
  Selling, general and
     administrative                               1,743       1,586
  Amortization of goodwill                           83          83
  Other (income), net                               (35)        (16)
                                                 ------      ------
                                                  5,592       4,687
                                                 ------      ------
  Income before income taxes                      1,948         861

PROVISION FOR INCOME TAXES                          752         357
                                                 ------      ------
NET INCOME                                        1,196         504

Currency translation adjustment                      96        (153)
                                                 ------      ------
COMPREHENSIVE INCOME                             $1,292      $  351
                                                 ======      ======
NET INCOME PER SHARE:

  Basic                                            $.32        $.15
                                                   ====        ====
  Diluted                                          $.30        $.14
                                                   ====        ====
Weighted average number of
   shares outstanding:

  Basic                                       3,682,910    3,412,223
                                              =========    =========
  Diluted                                     4,019,492    3,656,890
                                              =========    =========



See Note to Condensed Consolidated Financial Statements.

                   COGNITRONICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (dollars in thousands)

                                                   Three Months Ended
                                                         March 31,
                                                   -------------------
                                                   1998            1997
                                                   ----            ----
NET CASH (USED) PROVIDED BY
   OPERATING ACTIVITIES                          $ (626)         $  764
                                                 ------          ------

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment, net                                  (58)            (60)
                                                 ------          ------
   NET CASH USED BY INVESTING ACTIVITIES            (58)            (60)
                                                 ------          ------

FINANCING ACTIVITIES
Principal payments on debts                         (31)            (45)
  Issuance of debt                                   42             231
Common stock issued pursuant to employee
    stock plans (666 and 10,060 shares)               2              29
                                                 ------          ------
   NET CASH PROVIDED BY
      FINANCING ACTIVITIES                           13             215
                                                 ------          ------
EFFECT OF EXCHANGE RATE DIFFERENCES                  43             (58)
                                                 ------          ------
INCREASE IN CASH AND CASH EQUIVALENTS              (628)            861
CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                      8,088           4,169
                                                 ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD        $7,460          $5,030
                                                 ======          ======

INCOME TAXES PAID                                $   85          $  253
                                                 ======          ======

INTEREST EXPENSE PAID                            $   10          $   10
                                                 ======          ======



See Note to Condensed Consolidated Financial Statements.

         NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  March 31, 1998

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Inventories (in thousands):
                                              March 31,        December 31,
                                                1998               1997
                                              ---------        ------------
Finished and in process                        $3,111              $3,450
Materials and purchased parts                   1,008                 936
                                               ------              ------
                                               $4,119              $4,386
                                               ======              ======

Other Non-Current Liabilities (in thousands):

                                              March 31,        December 31,
                                                1998               1997
                                              ---------        ------------
Accrued supplemental pension plan              $  660             $  667
Accrued deferred compensation                     322                324
Accrued pension expense                           667                670
Accrued post-retirement benefit liability         784                778
                                               ------             ------
                                                2,443              2,439
     Less current portion                         176                176
                                               ------             ------
                                               $2,267             $2,263
                                               ======             ======

Income Per Share:

In computing basic earnings per share, the diluted effect of stock options and warrants are excluded.


Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 established new rules for the reporting of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.


Contingencies

In 1993, class action lawsuits were filed against the Company and certain of its officers alleging securities law violations in connection with the purchase of the Company's common stock by members of the class during the period from October 29, 1992 through March 11, 1993. The plaintiffs seek unspecified damages and related costs. On January 28, 1998, the plaintiffs and the defendants and their insurer reached an agreement to settle this litigation, which provides for the payment of an aggregate of $2.3 million by the defendants and their insurer and the complete release of all claims by the plaintiffs against the defendants and all other persons who were directors or officers of the Company during the class period. In the year ended December 31, 1997, the Company expensed its share of the proposed settlement related to this litigation. In February 1998, the Company deposited into an escrow account, pending the Court's approval of the settlement, its share of the proposed settlement, $.8 million, which is included in other current assets. In April 1998, the parties submitted to the Court a Stipulation of Settlement. The agreement is contingent upon approval by the Court of the Stipulation of Settlement. The Company has denied any fault or wrongdoing in this matter. If the Stipulation of Settlement is not approved by the Court and if the lawsuit is adversely determined, the resolution of this matter could have a material negative effect on the Company's financial condition, results of operations and cash flow.


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income increased 137% to $1.2 million ($.30 per diluted share) in the quarter ended March 31, 1998, from $.5 million ($.14 per diluted share) in the comparable 1997 quarter on a sales increase of 36%.

Consolidated sales for the first quarter of 1997 increased $2.0 million, or 36%, from the prior year period. Sales of domestic operations increased $1.4 million, or 38%, due to higher volume of sales to original equipment manufacturers, competitive access providers and local exchange carriers and sales of the United Kingdom distributorship operations increased $.4 million, or 32%, from the prior year due to higher volume of third party products.

The gross margin percentage increased to 56% in the current quarter from 52% in the comparable quarter in 1997 primarily due to cost reductions and a favorable product mix.

Research and development expense increased $.1 million, or 24%, from the same period in 1997 primarily due to higher personnel costs.

Selling, general and administrative expense increased $.2 million, or 10%, in the current quarter from the same 1997 quarter primarily due to higher personnel costs in the United Kingdom.

The Company's effective tax rate for 1997 was 39% versus 42% for 1996. This reduction is primarily attributable to the decreasing impact of the non-deductibility of goodwill on the effective tax rate as the pretax income increases and a higher proportion of income attributable to the UK distributorship operations, which has a lower effective tax rate. Under Statement of Financial Accounting Standards No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize this benefit, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $5.4 million. The current deferred tax benefit of $1.0 million is primarily attributable to inventory provisions and the recognition of such expense, for tax purposes, is, in large measure, within the control of the Company and the provision for the class action settlement which should reverse this year. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income was $1.5 million for the quarter ended March 31, 1998 and $5.3 million, $.8 million and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Based on this, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.


Liquidity and Sources of Capital

Working capital and the ratio of current assets to current liabilities increased to $14.6 million and 3.8:1 at March 31, 1998 compared to $13.1 million and 3.4:1 at December 31, 1997. The improvement in 1998 is mainly due to the Company's results of operations for the three months ended March 31, 1998.

In 1998, the Company anticipates purchasing $.5 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents and the cash flow from operations in 1998 will be sufficient to meet these needs.

In 1993, a purported consolidated class action lawsuit was filed against the Company and certain of its officers (see Note to the Condensed Consolidated Financial Statements and Part II - Item 1. Legal Proceedings).


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

These actions were consolidated in the United States District Court in Connecticut and a consolidated amended complaint was filed on July 8, 1993. The consolidated lawsuit alleges securities law violations in connection with the purchase of the Company's common stock by members of the classes during the period from October 29, 1992 through March 12, 1993 (the "Class Period"). The plaintiffs seek unspecified damages and related costs. On January 28, 1998, the plaintiffs and the defendants and their insurer reached an agreement to settle this litigation, which provides for the payment of an aggregate of $2.3 million by the defendants and their insurer and the complete release of all claims by the plaintiffs against the defendants and all other persons who were directors or officers of the Company during the Class Period. In the year ended December 31, 1997, the Company has expensed its share of the proposed settlement related to this litigation. In February 1998, the Company deposited into an escrow account, pending the Court's approval of the settlement, its share of the proposed settlement, $.8 million. In April 1998, the parties submitted to the Court a Stipulation of Settlement. The agreement is contingent upon approval by the Court of the Stipulation of Settlement.
The Company has denied any fault or wrongdoing in this matter. If the Stipulation of Settlement is not approved by the Court and if the lawsuit is adversely determined, the resolution of this matter could have a material negative effect on the Company's financial condition, results of operations and cash flow.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Index to Exhibits

     Exhibit
     10.1 Stipulation of Settlement among parties to the Consolidated Class Action Suits (attached as Exhibit 10.1 to this
           Quarterly Report on Form 10-Q)

(b)  No reports on Form 8-K were filed during the current quarter.







                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COGNITRONICS CORPORATION
                                              Registrant



Date: May 7, 1998                  By /s/ Garrett Sullivan
                                      ---------------------
                                      Garrett Sullivan, Treasurer
                                      and Chief Financial Officer