Form 10-Q
period 1998-06-30
COGNITRONICS CORP
filed 1998-08-06
CIK 21438

                                                    CONFORMED


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended June 30, 1998

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

Common Stock, par value $0.20 per share -- 3,671,101 shares

Part I, Item 1.

                    COGNITRONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                            June 30,         December 31,
                                              1998               1997
                                            --------         ------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 5,017           $ 4,188
  Marketable securities                       4,200             3,900
  Accounts receivable, net                    3,853             4,300
  Inventories                                 4,874             4,386
  Deferred income taxes                         872             1,023
  Other current assets                        1,657             1,050
                                            -------           -------
      TOTAL CURRENT ASSETS                   20,473            18,847

PROPERTY, PLANT AND EQUIPMENT, NET            1,330             1,223
GOODWILL, NET                                 1,481             1,648
DEFERRED INCOME TAXES                           760               769
OTHER ASSETS                                    625               636
                                            -------           -------
                                            $24,669           $23,123
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,718           $ 2,378
  Accrued compensation and benefits             916             1,051
  Income taxes payable                          450               317
  Current maturities of debt                    130               114
  Other accrued expenses                      1,396             1,875
                                            -------           -------
      TOTAL CURRENT LIABILITIES               4,610             5,735

LONG-TERM DEBT                                  219               111
OTHER NON-CURRENT LIABILITIES                 2,251             2,263

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000
    shares; issued 3,671,101
    and 3,667,351 shares                        734               733
  Additional paid-in capital                 13,292            13,209
  Retained earnings                           3,452             1,067
  Accumulated comprehensive income              120                24
  Unearned compensation                        (  9)              (19)
                                            -------           -------
      TOTAL STOCKHOLDERS' EQUITY             17,589            15,014
                                            -------           -------
                                            $24,669           $23,123
                                            =======           =======
 See Note to Condensed Consolidated Financial Statements.

                    COGNITRONICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (dollars in thousands, except per share amounts)


                               Three Months Ended       Six Months Ended
                                    June 30,                 June 30,
                               ------------------       ----------------
                                1998        1997        1998       1997
                                ----        ----        ----       ----
NET SALES                      $7,069      $9,645      $14,609    $15,193

COST AND EXPENSES:
  Cost of products sold         3,114       4,239        6,443      6,892
  Research and development        460         465          929        846
  Selling, general and
     administrative             1,594       2,030        3,337      3,616
  Amortization of goodwill         84          83          167        166
  Other (income) expense,
     net                          (87)         30         (122)        14
                               ------      ------      -------    -------
                                5,165       6,847       10,754     11,534
                               ------      ------      -------    -------
Income before income taxes      1,904       2,798       3,855       3,659

PROVISION FOR INCOME TAXES        718       1,184       1,470       1,541
                               ------      ------     -------     -------
NET INCOME                      1,186       1,614       2,385       2,118

Currency translation
 adjustment                                                96        (153)
                               ------      ------     -------     -------
COMPREHENSIVE INCOME           $1,186      $1,614     $ 2,481     $ 1,965
                               ======      ======     =======     =======

Net Income Per Share:
  Basic                          $.32        $.47        $.65        $.62
                                 ====        ====        ====        ====
  Diluted                        $.30        $.42        $.59        $.56
                                 ====        ====        ====        ====

Weighted average number
of outstanding shares:
  Basic                     3,687,609   3,435,528   3,686,678   3,431,117
                            =========   =========   =========   =========
  Diluted                   4,009,000   3,856,824   4,015,667   3,764,101
                            =========   =========   =========   =========




See Note to Condensed Consolidated Financial Statements.

                    COGNITRONICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                   Six Months Ended
                                                       June 30
                                                 --------------------
                                                 1998            1997
                                                 ----            ----
NET CASH PROVIDED BY OPERATIONS                $1,222          $  821
                                               ------          ------

INVESTING ACTIVITIES
  Additions to property, plant and
     equipment, net                              (293)           (249)
                                               ------          ------
   NET CASH USED BY INVESTING ACTIVITIES         (293)           (249)
                                               ------          ------

FINANCING ACTIVITIES
  Purchases of marketable securities           (2,800)         (3,380)
  Sales of marketable securities                2,500           2,050
  Payment of debt                                (123)           (122)
  Issuance of debt                                196             212
  Shares issued pursuant to employee
    stock plans, 4,751 and 48,457 shares           84             119
                                               ------          ------
   NET CASH USED BY FINANCING ACTIVITIES         (143)         (1,121)
                                               ------          ------
EFFECT OF EXCHANGE RATE DIFFERENCES                43             (58)
                                               ------          ------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                          829            (607)
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                   4,188           2,969
                                               ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $5,017          $2,362
                                               ======          ======

INCOME TAXES PAID                              $  893          $1,266
                                               ======          ======
INTEREST EXPENSE PAID                          $   32          $   21
                                               ======          ======


See Note to Condensed Consolidated Financial Statements.

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)June 30, 1998

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts have been reclassified in the prior year for comparative purposes.

Inventories (in thousands):
                                           June 30,           December 31,
                                             1998                1997
                                           --------           ------------
Finished and in process                      $3,915                 $3,450
Materials and purchased parts                   959                    936
                                             ------                 ------
                                             $4,874                 $4,386
                                             ======                 ======
Other Non-Current Liabilities (in thousands):
                                         June 30,          December 31,
                                           1998                 1997
                                         --------          ------------
Accrued supplemental pension plan        $  653               $  667
Accrued deferred compensation               320                  324
Accrued pension expense                     664                  670
Accrued other post-retirement
   benefit liability                        790                  778
                                         ------               ------
                                          2,427                2,439
    Less current portion                    176                  176
                                         ------               ------
                                         $2,251               $2,263
                                         ======               ======
Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas, for dilutive earnings per share, they are included.

Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 established new rules for the reporting of comprehensive income and its components; however, the adoption of this Statement had no impact on the

Company's net income or shareholders' equity. SFAS No. 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information; No. 132, Employers Disclosures About Pensions and Other Postretirement Benefits; and No. 133, Accounting for Derivative Instruements and Hedging Activities. The Company has not yet adopted these standards. Management does not anticipate that the adoption of these standards will have a significant effect on earningsor the financial position of the Company.

Contingencies

In 1993, class action lawsuits were filed against the Company and certain of its officers alleging securities law violations in connection with the purchase of the Company's common stock by members of the class during the period from October 29, 1992 through March 11, 1993. The plaintiffs sought unspecified damages and related costs. On January 28, 1998, the plaintiffs and the defendants and their insurer signed a Memorandum of Understanding to settle this litigation, which provides for the payment of an aggregate of $2.3 million by the defendants and their insurer and the complete release of all claims by the plaintiffs against the defendants and all other persons who were directors or officers of the Company during the class period. In the year ended December 31, 1997, the Company expensed its share of the proposed settlement related to this litigation. In February 1998, the Company deposited into an escrow account, pending the Court's approval of the settlement, its share of the proposed settlement, $.8 million, which is included in other current assets. On April 14, 1998, the parties entered into a Stipulation of Settlement providing for the settlement of this litigation. On June 5, 1998, the Court issued an Order of preliminary approval of the settlement. The settlement is contingent upon final approval by the Court at a class settlement hearing scheduled for September 11, 1998. The Company has denied any fault or wrongdoing in this matter. If the Stipulation of Settlement is not approved by the Court and if the lawsuit is adversely determined, the resolution of this matter could have a material negative effect on the Company's financial condition, results of operations and cash flow.


Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income was $1,186,000 and $2,385,000, respectively, for the three and six-month periods ended June 30, 1998 versus $1,614,000 and $2,118,000, respectively, in the prior year periods.

Consolidated sales for the quarter and the six months ended June 30, 1998 decreased $2.6 million (27%) to $7.1 million and $.6 million (4%) to $14.6 million, respectively, due to sales decreases by domestic operations of $3 million and $1.7 million, respectively, partially offset by higher sales volume by the UK distributorship operations. The domestic sales decrease for the three-month period was primarily due to the inclusion in the 1997 period of a $1 million order to a North American telephone company to replace existing equipment and, in the 1998 period, lower sales of $1.8 million to switch manufacturers. For the six-month period, the decrease was due to lower sales of $.6 million to the previously mentioned telephone company, $.7 million to another telephone company and $.3 million to switch manufacturers.

Research and development expenses increased $83,000 (10%) in the six-month period ended June 30, 1998 primarily due to higher personnel expenses.


Selling, general and administrative expenses decreased $436,000 (21%) and $279,000 (8%), respectively, for the three-month and six-month periods when compared to the comparable periods of the prior year primarily due to lower personnel costs (commissions and bonuses) in the domestic operations.

Other (income) expense in the current periods is primarily interest income. Included in the prior year periods was a charge of $76,000 to write down the Company's building in the UK, which was for sale, to net realizable value. The Company's effective tax rate for the 1998 periods was 38% versus 42% for 1997. This reduction is primarily attributable to the decreasing impact of the non-deductibility of goodwill on the effective tax rate as the pretax income increases and a higher proportion of income attributable to the UK distributorship operations, which has a lower effective tax rate. Under Statement of Financial Accounting Standards No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize this benefit, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $5 million. The current deferred tax benefit of $.9 million is primarily attributable to inventory provisions and the recognition of such expense, for tax purposes, is, in large measure, within the control of the Company and the provision for the class action settlement which should reverse this year. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income was $3.1 million for the six months ended June 30, 1998 and $5.3 million, $.8 million and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Based on this, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.


Liquidity and Sources of Capital

Working capital and the ratio of current assets to current liabilities increased to $15.9 million and 4.4:1 at June 30, 1998 compared to $13.1 million and 3.3:1 at December 31, 1997. The improvement in 1998 is mainly due to the Company's results of operations for the six months ended June 30, 1998.

During the remainder of 1998, the Company anticipates purchasing $.3 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents and the cash flow from operations in 1998 will be sufficient to meet these needs.

In 1993, class action lawsuits were filed against the Company and certain of its officers (see Note to Condensed Consolidated Financial Statements).


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

PART II

Item 1. Legal Proceedings
Item 1, Part II of Form 10-Q for the period ended March 31, 1998, is incorporated herein by reference.

Item 4.Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Stockholders was held on May 14, 1998.

(c) The following matters were voted upon by stockholders:
                                           Withheld                  Broker
                                   For    or Against    Abstain    Non-votes
1. Election of seven
   Directors -
    Edward S. Davis           3,228,709      157,789                  43,217
    Brian J. Kelley           3,231,004      155,494                  43,217
    Jack Meehan               3,228,147      158,351                  43,217
    William A. Merritt        3,230,269      156,229                  43,217
    Timothy P. Murphy         3,228,219      158,279                  43,217
    David H. Shepard          3,201,608      184,890                  43,217
    Roy A. Strutt             3,230,369      156,129                  43,217

2. To approve a proposal
   to amend the Company's
   1990 Stock Option Plan
                              3,137,750      223,634      25,114      43,217
3. To approve a proposal
   to amend the Company's
   Restricted Stock Plan
                              3,289,574       75,465      21,459      43,217
4. To approve the selection
   of Ernst & Young LLP as
   independent auditors
                              3,363,621       16,243        6,634      43,217

Item 6.Exhibits and reports on Form 8-K

No exhibits or reports were filed during the current quarter.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: August 6, 1998                    By    /s/ Garrett Sullivan
                                        Garrett Sullivan, Treasurer
                                        and Chief Financial Officer