Form 10-Q
period 1998-09-30
COGNITRONICS CORP
filed 1998-11-16
CIK 21438

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended September 30, 1998

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998.

Common Stock, par value $0.20 per share -- 3,694,436 shares

Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                            September 30,       December 31,
                                                1998               1997
                                            -------------       ------------
                                             (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $ 5,324           $ 4,188
  Marketable securities                          4,400             3,900
  Accounts receivable, net                       4,645             4,300
  Inventories                                    4,597             4,386
  Deferred income taxes                            809             1,023
  Other current assets                           1,066             1,050
                                               -------           -------
      TOTAL CURRENT ASSETS                      20,841            18,847

PROPERTY, PLANT AND EQUIPMENT, NET               1,336             1,223
GOODWILL, NET                                    1,398             1,648
DEFERRED INCOME TAXES                              758               769
OTHER ASSETS                                       640               636
                                               -------           -------
                                               $24,973           $23,123
                                               =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                             $ 1,610           $ 2,378
  Accrued compensation and benefits              1,004             1,051
  Income taxes payable                             498               317
  Current maturities of debt                       111               114
  Other accrued expenses                           587             1,875
                                               -------           -------
      TOTAL CURRENT LIABILITIES                  3,810             5,735

LONG-TERM DEBT                                     185               111
OTHER NON-CURRENT LIABILITIES                    2,196             2,263

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000
    shares; issued 3,694,436
    and 3,667,351 shares                           739               733
  Additional paid-in capital                    13,502            13,209
  Retained earnings                              4,565             1,067
  Accumulated comprehensive income                 235                24
  Unearned compensation                           (259)              (19)
                                               -------           -------
      TOTAL STOCKHOLDERS' EQUITY                18,782            15,014
                                               -------           -------
                                               $24,973           $23,123
                                               =======           =======
See Note to Condensed Consolidated Financial Statements.

                   COGNITRONICS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                 ------------------       -----------------
                                   1998        1997         1998       1997
                                   ----        ----         ----       ----
NET SALES                        $7,029      $7,245      $21,638    $22,438

COST AND EXPENSES:
  Cost of products sold           3,128       3,427        9,571     10,319
  Research and development          466         376        1,395      1,222
  Selling, general and
     administrative               1,629       1,892        4,966      5,508
  Amortization of goodwill           83          83          250        249
  Other (income) expense,
     net                           (102)        (43)        (224)       (29)
                                 ------      ------      -------    -------
                                  5,204       5,735       15,958     17,269
                                 ------      ------      -------    -------
Income before income taxes        1,825       1,510        5,680      5,169

PROVISION FOR INCOME TAXES          711         569        2,181      2,110
                                 ------      ------      -------    -------
NET INCOME                        1,114         941        3,499      3,059

Currency translation
 adjustment                         115                      211       (153)
                                 ------      ------      -------    -------
COMPREHENSIVE INCOME             $1,229      $  941      $ 3,710    $ 2,906
                                 ======      ======      =======    =======

Net Income Per Share:
  Basic                            $.30        $.27        $.95        $.89
                                   ====        ====        ====        ====
  Diluted                          $.28        $.24        $.87        $.80
                                   ====        ====        ====        ====
Weighted average number
of outstanding shares:
  Basic                       3,699,932   3,492,769   3,689,909   3,447,546
                              =========   =========   =========   =========
  Diluted                     3,981,683   3,989,330   4,003,108   3,835,054
                              =========   =========   =========   =========

See Note to Condensed Consolidated Financial Statements.

                   COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (dollars in thousands)

                                                   Nine Months Ended
                                                     September 30,

                                                 1998            1997
                                                 ----            ----
NET CASH PROVIDED BY OPERATIONS                $1,845          $3,238
                                               ------          ------

INVESTING ACTIVITIES
  Additions to property, plant and
     equipment, net                              (409)           (332)
                                               ------          ------
   NET CASH USED BY INVESTING
      ACTIVITIES                                 (409)           (332)
                                               ======          ======

FINANCING ACTIVITIES
  Purchases of marketable securities           (3,700)         (5,680)
  Sales of marketable securities                3,200           2,550
  Payment of debt                                (129)           (168)
  Issuance of debt                                196             212
  Shares issued pursuant to employee
    stock plans, 4,751 and 100,728 shares          90             275
                                               ------          ------
   NET CASH USED BY FINANCING ACTIVITIES         (343)         (2,811)
                                               ------          ------
EFFECT OF EXCHANGE RATE DIFFERENCES                43             (58)
                                               ------          ------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                        1,136              37
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                   4,188           2,969
                                               ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $5,324          $3,006
                                               ======          ======

INCOME TAXES PAID                              $1,460          $2,207
                                               ======          ======

INTEREST EXPENSE PAID                          $   41          $   40
                                               ======          ======

See Note to Condensed Consolidated Financial Statements.

         NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1998

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain amounts have been reclassified in the prior year for comparative purposes.

Inventories (in thousands):
                                      September 30,        December 31,
                                          1998                 1997
                                      -------------        ------------
Finished and in process                 $3,512               $3,450
Materials and purchased parts            1,085                  936
                                        ------               ------
                                        $4,597               $4,386
                                        ======               ======

Other Non-Current Liabilities (in thousands):
                                      September 30,        December 31,
                                          1998                 1997
                                      -------------        ------------
Accrued supplemental pension plan       $  644               $  667
Accrued deferred compensation              317                  324
Accrued pension expense                    615                  670
Accrued other post-retirement
   benefit liability                       796                  778
                                        ------               ------
                                         2,372                2,439
    Less current portion                   176                  176
                                        ------               ------
                                        $2,196               $2,263
                                        ======               ======
Common Stock

During the three months ended September 30, 1998, the Company granted 26,000 shares of common stock under the Restricted Stock Plan and recorded $260,000 of unearned compensation expense. In addition, during this period, in order to satisfy statutory withholding requirements arising from the vesting of common stock granted under the Restricted Stock Plan in 1995, 3,666 shares of common stock were returned to the Company. For the nine months ended September 30, 1998 and 1997, 4,751 and 100,728 options were exercised.

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded; whereas, for dilutive earnings per share, they are included.

Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Sta ndards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 established new rules for the reporting of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information; No. 132, Employers Disclosures About Pensions and Other Postretirement Benefits; and No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company has not yet adopted these standards. Management does not anticipate that the adoption of these standards will have a significant effect on earnings or the financial position of the Company.

Contingencies

In 1993, class action lawsuits were filed against the Company and certain of its officers alleging securities law violations in connection with the purchase of the Company's common stock by members of the class during the period from October 29, 1992 through March 11, 1993. The plaintiffs sought unspecified damages and related costs. The Company has denied any fault or wrongdoing in this matter. On January 28, 1998, the plaintiffs and the defendants and their insurer signed a Memorandum of Understanding to settle this litigation, which provides for the payment of an aggregate of $2.3 million by the defendants and their insurer and the complete release of all claims by the plaintiffs against the defendants and all other persons who were directors or officers of the Company during the class period. In the year ended December 31, 1997, the Company expensed its share of the proposed settlement related to this litigation. In February 1998, the Company deposited into an escrow account, pending the Court's approval of the settlement, its share of the proposed settlement, $.8 million. On April 14, 1998, the parties entered into a Stipulation of Settlement providing for the settlement of this litigation. On September 11, 1998, the Court issued an Order and Final Judgement approving the settlement.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income was $1,114,000 and $3,499,000, respectively, for the three and nine-month periods ended September 30, 1998 versus $941,000 and $3,059,000, respectively, in the prior year periods.


Consolidated sales for the quarter ended September 30, 1998 decreased $.2 million (3%) from the prior year period to $7.0 million due to a sales decrease of $.6 million in the Company's UK distributorship operations offset, in part, by higher sales by domestic operations. For the nine-month period of 1998, sales decreased $.8 million (4%) from the prior year period due to a $1.2 million decrease in direct sales of the domestic operations offset, in part, by higher sales of the UK distributorship operations. The domestic sales decrease for the nine-month period was primarily due to the inclusion in the 1997 period of a $1 million order to a North American telephone company to replace existing equipment.


Research and development expenses increased versus the prior year periods by $90,000 (24%) and $173,000 (14%) in the three and nine-month periods, respectively, ended September 30, 1998 primarily due to higher personnel expenses.

Selling, general and administrative expenses decreased by $263,000 (14%) and $542,000 (10%), respectively, for the three-month and nine-month periods when compared to the comparable periods of the prior year primarily due to lower personnel costs (commissions and bonuses) in the domestic operations.

Other (income) expense in the current periods is primarily interest income. Included in the prior year nine-month period was a charge of $76,000 to write down the Company's building in the UK, which was for sale, to net realizable value.

Under Statement of Financial Accounting Standards No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize this benefit, the Company, exclusive of the results of its UK distributorship operations, Dacon Electronics Plc, will have to generate pretax income of $5 million. The current deferred tax benefit of $.8 million is primarily attributable to inventory provisions and the recognition of such expense, for tax purposes, is, in large measure, within the control of the Company and the provision for the class action settlement which reverses this year. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income was $4.8 million for the nine months ended September 30, 1998 and $5.3 million, $.8 million and $1.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Based on this, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

Liquidity and Sources of Capital

Working capital and the ratio of current assets to current liabilities increased to $17.0 million and 5.5:1 at September 30, 1998 compared to $13.1 million and 3.3:1 at December 31, 1997. The improvement in 1998 is mainly due to the Company's results of operations for the nine months ended September 30, 1998.

The Company modified its line of credit agreement with a bank, increasing its credit limit to $6 million. Borrowings under this agreement are subject to various financial covenants, due on demand, based on the amount of eligible accounts receivable and inventory, as defined, and secured by substantially all the Company's assets.

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

Internal Systems

The Year 2000 problem could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has determined that it will be required to modify or replace significant portions of its business application software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software, conversions to new software and replacement of certain hardware, the Year 2000 will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The Company anticipates the completion of all modifications and/or changes to software and hardware by March 1999.

Vendors

The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to suppliers' failure to remediate their own Year 2000 issues. The Company is not aware of any vendor with a Year 2000 problem that will not be corrected prior to January 1, 2000, that would materially impact the Company's results of operations, liquidity or capital resources.

Products

Currently, the products the Company ships are Year 2000 compliant; however, the Company has sold in the past products that could be impacted. For the impacted products, the Company has made, or will make, available, at a cost, upgrades that, among other things, correct this problem.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates that expenditures for these programs will not exceed $.1 million.

The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary. If such a plan is necessary, it would consist of manual and computer work-arounds and increased inventory levels.

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

These actions were consolidated in the United States District Court in Connecticut and a consolidated amended complaint was filed on July 8, 1993. The consolidated lawsuit alleges securities law violations in connection with the purchase of the Company's common stock by members of the classes during the period from October 29, 1992 through March 12, 1993 (the "Class Period"). The plaintiffs sought unspecified damages and related costs. The Company has denied any fault or wrongdoing in this matter. On January 28, 1998, the plaintiffs and the defendants and their insurer reached an agreement to settle this litigation, which provides for the payment of an aggregate of $2.3 million by the defendants and their insurer and the complete release of all claims by the plaintiffs against the defendants and all other persons who were directors or officers of the Company during the Class Period. In the year ended December 31, 1997, the Company expensed its share of the proposed settlement related to this litigation. In February 1998, the Company deposited into an escrow account, pending the Court's approval of the settlement, its share of the proposed settlement, $.8 million. In April 1998, the parties submitted to the Court a Stipulation of Settlement. On September 11, 1998, the Court issued an Order and Final Judgement approving the settlement.


Item 6.Exhibits and reports on Form 8-K

(a) Index to Exhibits

    Exhibits
    10.1 First Modification to Commercial Revolving Promissory Note and Commercial Revolving Loan and Security Agreement (attached as exhibit 10.1 to this Quarterly Report on Form 10Q)

    27   Financial Data Schedule for the nine months ended September 30,
1998.

(b) No reports on Form 8-K were filed during the current quarter.


SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COGNITRONICS CORPORATION
                                              Registrant



Date:  November 16, 1998                 By    /s/ Garrett Sullivan
                                         Garrett Sullivan, Chief Financial
                                               and Accounting Officer