Form 10-K
period 1998-12-31
COGNITRONICS CORP
filed 1999-03-31
CIK 21438

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998,
          or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from            to

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

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
                  Title of each class                 which registered
                  -------------------             ------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999:

            Common Stock, par value $0.20 per share -- $28,849,000

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 1999:

          Common Stock, par value $0.20 per share -- 3,680,923 shares

Documents incorporated by reference:   Portions of the Proxy Statement for the
annual meeting of stockholders to be held on May 13, 1999 are incorporated by reference into Part III.

                              TABLE OF CONTENTS
                                    PART I

ItemPage

 1.     Business                                                          3
 2.     Properties                                                        5
 3.     Legal Proceedings                                                 5
 4.     Submission of Matters to a Vote of Security Holders               5
        Executive Officers of the Company                                 6

                                    PART II

 5.     Market for Company's Common Equity and Related
          Stockholder Matters                                             8
 6.     Selected Financial Data                                           8
 7.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9
 7a.    Market Risk                                                      12
 8.     Financial Statements and Supplementary Data                      12
 9.     Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                            30

                                    PART III

10.     Directors and Executive Officers of the Company                  30
11.     Executive Compensation                                           30
12.     Security Ownership of Certain Beneficial Owners and Management   30
13.     Certain Relationships and Related Transactions                   30

                                    PART IV

14.     Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                   30








McIAS is a trademark of Cognitronics Corporation.
UNIX is a registered trademark of Santa Cruz Operation, Inc.

                                 PART I
Item 1.    Business

     (a) Cognitronics Corporation (the "Company") was incorporated in January 1962 under the laws of the State of New York. The Company designs, manufactures and markets voice processing systems.

     (b) The Company operates in two segments of the voice processing industry.

     (c) (i) A description of the fields of voice processing in which the Company operates and its products are as follows:
Domestic Operation.   These products are sold directly to telephone service
providers or through switch manufacturers who distribute the Company's products.

     Passive Announcers. These announcers are used by the Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) to inform callers about network conditions or procedures to invoke the use of a service. The Company has been a major supplier to the industry of passive announcers and incorporates these features in products such as the Model 688 Automatic Number Announcer, McIAS™ 950, and the McIAS 16xx product family. .

     Intelligent Announcers. The Company's McIAS 16xx product family has been primarily used by ILECs and CLECs to provide voice announcements in connection with custom calling features (CLASS), such as selective call forwarding and caller originator trace. Number change intercept is another important feature provided.

     The Company's current generation of network-based voice information systems is known as the McIAS 16xx series. The 16xx is available in two versions: a lower cost configuration which provides network announcement functionality, is available as a 1607/68 (1 T-1 span capacity) and a 1610/68 (3 T-1 span capacity). The second version of this series is a UNIX®-based platform which utilizes many of the same components as the /68 series and is known as McIAS 16xx/IP. "IP" designates an Intelligent Peripheral, indicating the ability to serve as a voice peripheral to any manufacturer's switch and delivering multiple application capability.

     The McIAS 16xx/IP is available as a 1607/IP, a 1610/IP, and a 1623/IP. Features include an open architecture, scaleable processing power and disk drives, and centralized administration. Application examples include, or will include, number change with call completion, automated attendant, voice mail, interactive voice response, prepaid calling cards, audiotext, and time and temperature announcements. The evolution of this product line will continue in 1999 with the introduction of an all-VME based 1623, providing greater capacity for the advanced functionality of an AIN (Advanced Intelligent Network) voice resource, known as an Intelligent Peripheral. Included are capabilities such as SS7, the Company's new multi-resource line card, and T1, E1 and ISDN Primary Rate interfaces, which can be utilized to deliver additional capabilities such as voice activated dialing, voice recognition and text to speech. The Company believes that this technology will provide for a successful entry into the Advanced Intelligent Network market.

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

          (iii) The Company has adequate sources for obtaining raw materials, components and supplies to meet production requirements and did not experience difficulty during 1998 in obtaining such materials and components.

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

          (vii) In 1998, revenues included sales of $6.8 million to Northern Telecom, Inc. and sales of $5.2 million to Siemens Telecom Network. The Company's U.K. operations had sales of $5.2 million to British Telecommunications Plc in 1998. Over the past several years, a major portion of the revenues of the domestic operations has come from two or three large customers, and a significant portion of the revenues of the UK operations has come from one customer. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

          (viii) The dollar amount of orders believed by the Company to be firm as of December 31, 1998 and 1997, amounted to $1.2 million and $1.6 million, respectively. Substantially all of the orders as of December 31, 1998, can reasonably be expected to be filled during 1999.

          (ix) Business subject to renegotiation.  Inapplicable.

          (x) The Company competes, and expects to compete, in fields noted for rapid technological advances and the frequent introduction of new products and services. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well-established corporations with financial, personnel and technic al resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance. Future research and development expenditures will be based, in part, on future results of operations. There are no assurances that the Company will be able to successfully develop and market new products and applications.

          (xi) Expenditures for research and development activities, as determined in accordance with generally accepted accounting principles, amounted to $2.0 million in 1998, $1.8 million in 1997 and $1.6 million in 1996. In addition, the estimated dollar amount spent on the improvement of existing products or techniques was $.2 million in 1998 and 1997 and $.1 million in 1996.

          (xii) Material effects of compliance with Federal, State or local provisions regulating the discharge of materials into the environment or
otherwise relating to the protection of the environment.     Inapplicable.

          (xiii) At December 31, 1998, the Company and its subsidiaries employed 96 people.

     (d) Sales to foreign customers primarily represent sales of Dacon Electronics Plc. (incorporated in the United Kingdom) of $8.3 million in 1998, $8.0 million in 1997 and $7.3 million in 1996. Additional information about foreign operations is included in Note K to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

     Further, there were export-type sales (primarily North America) of approximately $2.4 million in 1998, $1.1 million in 1997 and $.1 million in 1996 . Export sales do not involve any greater business risks than do sales to domestic customers and, in certain instances, the Company obtains an irrevocable letter of credit or payment prior to shipment of products to the customer. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.

Item 2.   Properties

       The facilities of the Company and its subsidiaries are located as follows:
                                                  Square     Lease Expiration
Location                    Description            Feet            Date
--------                    -----------           ------     ----------------
Danbury, Connecticut:       Office, engineering,  40,000          10/31/03
   3 Corporate Drive        production and
                            service facility

Hemel Hempstead             Office, distribution   12,000           7/31/01
Hertfordshire,              and service facility
United Kingdom
  1 Enterprise Way

     The Company considers each of these facilities to be in good condition and adequate for the Company's business.

Item 3.   Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders

     Inapplicable.

                        Executive Officers of the Company

The executive officers of the Company, their positions with the Company and ages as of March 1, 1999 are as follows:

     Name                        Position(s) and Office(s)               Age

     Brian J. Kelley              President and Chief Executive Officer;
                                    Director                              47

     Kenneth G. Brix              Vice President                          52

     Harold F. Mayer              Secretary                               69

     Michael N. Keefe             Vice President                          43

     Roy A. Strutt                Vice President; Director                42

     Garrett Sullivan             Treasurer and Chief Financial Officer   53

     Emmanuel A. Zizzo            Vice President                          58

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

                                     PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters

     (a) and (b) Cognitronics' stock is traded on the American Stock Exchange under the symbol CGN. On March 1, 1999, there were 787 shareholders of record; the Company estimates that the total number of beneficial owners was approximately 3,100. Information on quarterly stock prices is set forth in
Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

     (c) The Company has never paid a cash dividend on its Common Stock and has used its cash for the development of its business. In 1998, the Company announced its intention to repurchase up to 200,000 shares of its Common Stock. Through December 31, 1998, the Company had repurchased 100 shares of its Common Stock. The Company has no present intention of paying a cash dividend, and payment of any future dividends will depend upon the Company's earnings, financial condition and other relevant factors.

Item 6.  Selected Financial Data
                                           Year ended December 31,
                                      (in thousands except per share data)
                              ---------------------------------------------
OPERATING RESULTS               1998      1997      1996      1995     1994
                                ----      ----      ----      ----     ----
Revenues                     $28,917   $29,521   $17,343   $17,485  $14,576
Net income (loss)              4,689     3,622     1,099     1,321     (297)
Net income (loss) per share:
     Basic                     $1.27     $1.04      $.32      $.40    $(.09)
     Diluted                    1.17       .93       .31       .38     (.09)
Weighted average number of
 basic shares outstanding      3,695     3,489     3,383     3,278     3,144
Weighted average number of
 diluted shares outstanding    3,995     3,893     3,585     3,438     3,144
FINANCIAL POSITION
Working capital              $18,281   $13,112   $ 8,745   $ 7,374   $ 4,956
Total assets                  27,080    23,123    17,511    15,040    14,180
Common stock subject to repurchase                                     1,250
Stockholders' equity          20,033    15,014    10,612     9,044     7,042
Stockholders' equity per share $5.37     $4.09     $3.05     $2.63     $2.25
Cash dividends paid             None      None      None      None      None


Included in 1997 is $956,000 (net of tax $598,000 or $.17 per basic share and $.15 per diluted share) of settlement costs and legal fees related to class action litigation.

The above Selected Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and the unaudited quarterly financial data included in Item 8 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company reported net income of $4.7 million, $3.6 million and $1.1 million for 1998, 1997 and 1996, respectively.

     In 1998, sales decreased 2% to $28.9 million from $29.5 million in 1997 due to decreased sales of $.9 million (4%) by the Company's domestic operations, offset in part by increased sales of $.3 million (4%) by the Company's UK distributorship operations. This decrease reflects lower direct and indirect (OEM) sales in the United States of $2 million, offset by an increase of $1.1 million in export sales (primarily to North America). The UK distributorship operations increase is primarily attributable to exchange rate fluctuation. The Company's backlog at December 31, 1998 was $1.2 million versus $1.6 million at December 31, 1997. A major portion of the Company's domestic revenue comes from two customers and a significant portion of its UK distributorship revenue comes from one customer. The loss of any of these customers would have a material adverse impact on the Company.

     Gross margin percentage improved 1% to 55% in 1998 from 1997. The US operations' gross margin percentage increased .5% in 1998 from 1997 due to improved product management. The UK distributorship's gross margin percentage increased 2.5% in 1998 as compared to 1997 due to favorable product mix and favorable exchange rates.

     In 1997, sales increased $12.2 million (70%) to $29.5 million from $17.3 million in 1996 primarily due to increased sales of $11.5 million (114%) by the Company's domestic operations. Sales of the domestic operations to original equipment manufacturers increased approximately $8.4 million in 1997 over 1996, due to increased sales to a switch manufacturer and large volume sales to a second switch manufacturer. Direct sales to CLECs increased approximately $2.9 million in 1997 as compared to 1996, as these telecommunication providers commence to build out their networks. Sales by the Company's UK distributorship operations increased $.7 million (9%) from 1996 to $8.0 million due to increased volume. Gross margin percentages for 1997 were comparable to 1996.

     In 1998 and 1997, research and development increased $.2 million (11% and 13%, respectively) in each year versus the prior year due to higher personnel costs.

     In 1998, selling, general and administrative costs decreased from the prior year $.4 million (6%) to $6.6 million due to a decrease of $.5 million (10%) in the domestic operations primarily attributable to lower bonus expense and sales commissions. In 1997, selling, general and administrative costs increased $1.6 million (29%) to $7.0 million. The domestic operations increased $.9 million (29%) to $4.2 million primarily due to higher sales commissions and bonuses based on profitability. Selling, general and administrative expenses for the UK distributorship operations increased $.6 million (30%) to $2.8 million primarily due to higher personnel and facilities costs.

     In 1997, litigation expense represents costs accrued to settle the class action litigation and expenses incurred during the year in defending this matter.

     Other income was $.4 million in 1998 versus $.2 million in 1997 and $.1 million in 1996 due to higher interest income earned on available cash balances and marketable securities and additionally in 1998 due to interest on income realized on tax refunds.

     The Company's effective tax rate for 1998 was 36% versus 39% for 1997 and 41% for 1996. The reduction in the effective rate in 1998 from 1997 is attributable to high US tax credits for R&D, higher amounts of tax-free interest income and a higher proportion of income from foreign operations.
The reduction in the effective tax rate in 1997 from 1996 is primarily attributable to the decreasing impact of the non-deductibility of goodwill on the effective tax rate as pretax income increases. The provision for income taxes is discussed in Note G to Consolidated Financial Statements. Under Financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize these benefits, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $4.4 million. The current deferred tax benefit of $.9 million is primarily attributable to inventory provisions, the recognition of such loss, for tax purposes, is, in large measure, within the control of the Company. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income was $6.0, $5.3 million and $.8 million in 1998, 1997 and 1996, respectively. Based on this, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

     The effect of inflation has not had a major impact on the operating results of the Company over the past few years. However, technological advances and productivity improvements are continually being applied to reduce costs, thus reducing inflationary pressures on the operating results of the Company.

     Exchange rate changes will impact the reported dollar sales and cost of sales of the Company's UK distributorship operations. In addition, at December 31, 1998, the Company's UK distributorship operations had net assets of $2.7 million, which would be impacted by changes in foreign exchange rates. However, the impact of such rate change would be reflected in the translation adjustment recorded in the equity section of the balance sheet. The Company does not hedge this foreign currency net asset exposure.

Liquidity and Sources of Capital

     Net cash flow from operations was $3.7 million, $4.5 million and $1.2 million in 1998, 1997 and 1996, respectively, primarily due to the results of operations. Increases in accounts receivable and inventories and decreases in accounts payable and other accrued expenses offset, in part, by lower tax payments adversely impacted net cash flow from operations in 1998. Cash provided by operating activities decreased in 1998 from 1997, in spite of increased net income due to an increase in working capital. The increase in 1997 when compared to 1996 reflects the higher net income. Cash used by investing activities was $1.0, $3.2 and $2.0 million in 1998, 1997 and 1996, respectively. Included in these amounts were $.5, $2.7 and $1.2 million, respectively, for the net purchase of marketable securities. Cash provided by financing activities was $.1 million in 1998 and in 1996.

     Working capital increased to $18.3 million at December 31, 1998 from $13.1 million at December 31, 1997 and $8.7 million at December 31, 1996. The ratio of current assets to current liabilities was 4.9:1 at December 31, 1998 versus 3.3:1 at December 31, 1997 and 3.1:1 at December 31, 1996. The increase in 1998 and 1997 is primarily due to the results of operations.

      The Company anticipates making capital expenditures of approximately $.5 million, repurchasing up to 200,000 shares of its Common Stock and incurring increased research and development expenditures in 1999. Management believes that the cash and cash equivalents at December 31, 1998 and the cash flow from operations in 1999 will be sufficient to meet its needs.

Impact of Year 2000

     The Year 2000 issue relates to possible failures in computer systems and computer driven equipment due to the rollover to the year 2000.

     Internal Systems. The Year 2000 problem could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has modified existing software, converted to new software and replaced certain hardware to make its systems Year 2000 compliant. The Company has begun to test these new/modified systems to ensure that they are Year 2000 compliant. However, if such systems are not Year 2000 compliant and additional modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     Vendors. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to suppliers' failure to remediate their own Year 2000 issues.
Most vendors have replied to our inquiries and have indicated that they expect to be Year 2000 compliant on a timely basis.

     Products. Currently, the products the Company ships are Year 2000 compliant; however, the Company has sold in the past products that could be impacted. For the impacted products, the Company has made, or will make, available, at a cost, upgrades that, among other things, correct this problem.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company is currently evaluating the status of the above programs to determine whether such a plan is necessary. If such a plan is necessary, it would consist of manual and computer work-arounds and increased inventory levels.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates that total expenditures for these programs will be approximately $.1 million.

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

Certain Factors That May Affect Future Results

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third party suppliers and intellectual property rights, Year 2000 compliance risks in product and technology development and other risk factors detailed in this Annual Report on Form 10-K and in the Company's other Securities and Exchange Commission filings. Further, the Company's sales volume may vary from quarter to quarter as a result of a variety of factors. Because, in the short term, a significant portion of the Company's expenses are fixed, sales variances would have a significant effect on the results of operations.

Item 7.a  Market Risk

     The Company does not use derivative financial instruments. The Company is exposed to changes in interest rates. The Company's marketable securities consist of short-term and/or variable rate instruments and therefore a change in interest rates would not have a material impact on the value of these securities.

Item 8.  Financial Statements and Supplementary Data
                                    QUARTERLY FINANCIAL DATA (UNAUDITED)
                                   (in thousands except per share amounts)
1998                           First        Second        Third        Fourth
                               -----        ------        -----        ------
Sales                         $7,540        $7,069       $7,029        $7,279
Gross profit                   4,211         3,955        3,901         3,767
Net income                     1,196         1,189        1,114         1,190
Net income per share:
    Basic                       $.32          $.32         $.30          $.32
    Diluted                     $.30          $.30         $.28          $.30
Common Stock price range:
    High                      $21          $18 3/8      $14 1/4           $12
    Low                        15 1/8       12 9/16       8                 7

1997                           First        Second        Third        Fourth
                               -----        ------        -----        ------
Sales                         $5,548        $9,645       $7,245        $7,083
Gross profit                   2,895         5,406        3,818         3,704
Net income                       504         1,614          941           563
Net income per share:
    Basic                       $.15          $.47         $.27          $.16
    Diluted                     $.14          $.42         $.24          $.14
Common Stock price range:
    High                      $5 3/8       $11 3/4      $19 1/8       $21 3/4
    Low                      3 11/16        4 9/16       11 7/16      13 11/16
     Included in the fourth quarter of 1998 is $100,000 (net of tax - $.02 per basic share and diluted share) related to interest income on tax refunds. In addition, the effective tax rate for the fourth quarter of 1998 was 28.5% versus the estimated effective rate of 38.3% for the first nine months of 1998 and 25% for the fourth quarter of 1997.

     Included in the fourth quarter of 1997 is $915,000 (net of tax - $572,000, $.16 per basic share and $.14 per diluted share) for settlement costs and legal fees related to class action litigation. An Order and Final Judgement approving the settlement was issued in 1998.
     The above financial information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

                        Report of Independent Auditors

Stockholders and Board of Directors
Cognitronics Corporation

We have audited the accompanying consolidated balance sheets of Cognitronics Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cognitronics Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          /s/ ERNST & YOUNG LLP


Stamford, Connecticut
March 5,  1999

CONSOLIDATED BALANCE SHEETS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                              December 31,
                                                           1998         1997
                                                           ----         ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $ 6,991      $ 4,188
  Marketable securities                                   4,400        3,900
  Accounts receivable, less allowances of $44 and $38     4,972        4,300
  Inventories                                             5,012        4,386
  Deferred income taxes                                     858        1,023
  Other current assets                                      766        1,050
                                                        -------      -------
          TOTAL CURRENT ASSETS                           22,999       18,847
PROPERTY, PLANT AND EQUIPMENT, net                        1,334        1,223
GOODWILL, less amortization of $2,061 and $1,729          1,316        1,648
DEFERRED INCOME TAXES                                       809          769
OTHER ASSETS                                                622          636
                                                        -------      -------
                                                        $27,080      $23,123
                                                        =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                      $ 1,603      $ 2,378
  Accrued compensation and benefits                       1,066        1,051
  Income taxes payable                                      974          317
  Current maturities of debt                                112          114
  Other accrued expenses                                    963        1,875
                                                        -------      -------
          TOTAL CURRENT LIABILITIES                       4,718        5,735

LONG-TERM DEBT                                              140          111
OTHER NON-CURRENT LIABILITIES                             2,189        2,263

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a share; authorized
     10,000,000 shares; issued 3,732,023 and
     3,667,351 shares                                       746          733
  Additional paid-in capital                             13,628       13,209
  Retained earnings                                       5,733        1,067
  Cumulative other comprehensive income                     166           24
  Unearned compensation                                    (239)         (19)
                                                        -------      -------
                                                         20,034       15,014
     Less cost of 100 common shares in treasury              (1)
                                                        -------      -------
          TOTAL STOCKHOLDERS' EQUITY                     20,033       15,014
                                                        -------      -------
                                                        $27,080      $23,123
                                                        =======      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
                                                  Year ended December 31,
                                                1998       1997        1996
                                                ----       ----        ----
SALES                                        $28,917    $29,521     $17,343
COSTS AND EXPENSES
     Cost of products sold                    13,083     13,698       8,227
     Research and development                  1,997      1,807       1,600
     Selling, general and administrative       6,564      6,972       5,394
     Amortization of goodwill                    332        333         332
     Class action litigation                     956
     Other (income) expense, net                (404)      (165)        (80)
                                             -------    -------     -------
                                              21,572     23,601      15,473
                                             -------    -------     -------
     Income before income taxes                7,345      5,920       1,870
PROVISION FOR INCOME TAXES                     2,656      2,298         771
                                             -------    -------     -------
NET INCOME                                     4,689      3,622       1,099
     Currency translation adjustment             142       (153)        248
                                             -------    -------     -------
COMPREHENSIVE INCOME                         $ 4,831    $ 3,469     $ 1,347
NET INCOME PER SHARE:
    Basic                                      $1.27      $1.04        $.32
    Diluted                                    $1.17       $.93        $.31

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1996, 1997 and 1998
(dollars in thousands)

                                     Common Stock      Additional                  Compre-    Unearned    Treasury
                                 Shares                  Paid-In     Retained      hensive    Compensa-     Shares
                               Outstanding   Amount     Capital     Earnings      Income       tion        Amount
Balance at January 1, 1996       3,437,936     $687     $12,146      $(3,453)      $(71)       $(265)         $ 0
Shares issued pursuant to
      employee stock plans          37,637        8         104                                  109
Currency translation adjustment                                                     248
Net income                                                             1,099
                                 ---------     ----     -------      -------       ----        -----          ---
Balance at December 31, 1996     3,475,573      695      12,250       (2,354)       177         (156)           0
Shares issued pursuant to
      employee stock plans         211,388       42       1,129                                  137
Shares returned to pay statutory
      withholding tax              (19,610)      (4)       (170)        (201)
Currency translation adjustment                                                    (153)
Net income                                                             3,622
                                 ---------     ----     -------       ------       ----        -----          ---
Balance at December 31, 1997     3,667,351      733      13,209        1,067         24          (19)           0
Shares issued pursuant to
      employee stock plans          32,334        7         369                                 (220)
Shares returned to pay statutory
      withholding tax               (3,867)      (1)        (29)         (23)
Repurchase of common shares                                                                                    (1)
Exercise of Warrants                36,205        7          79
Currency translation adjustment                                                     142
Net income                                                             4,689
                                 ---------      ----    -------      -------       ----        -----          ---
Balance at December 31, 1998     3,732,023      $746    $13,628      $ 5,733       $166        $(239)         $(1)
                                 =========      ====    =======      =======       ====        =====          ===

The accompanying notes to consolidated financial statements are an integral part of these statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands)                                     Year ended  December 31,
                                                 1998         1997        1996
                                                 ----         ----        ----
OPERATING ACTIVITIES
  Net income                                    $4,689      $3,622      $1,099
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Income tax expense                         2,656       2,298        771
      Depreciation and amortization                769         758        690
      Loss on disposition of  assets                 6           3         62
      Shares issued as compensation                 40         188        109
      Net (increase) decrease in:
        Accounts receivable                       (605)       (750)      (667)
        Inventories                               (569)       (602)      (741)
        Other assets                               284        (459)        15
      Net increase (decrease) in:
        Accounts payable                           (802)       732         904
        Accrued compensation and benefits           (60)       191         (78)
        Other accrued expenses                     (793)     1,218         (19)
                                                 ------     ------      ------
                                                  5,615      7,199       2,145
     Income taxes paid                           (1,956)    (2,712)       (974)
                                                 ------     ------      ------
 NET CASH PROVIDED BY OPERATING ACTIVITIES        3,659      4,487       1,171
                                                 ------     ------      ------
INVESTING ACTIVITIES
     Purchase of marketable securities           (3,700)    (5,750)     (1,200)
     Sale of marketable securities                3,200      3,050
     Proceeds from disposition of assets             24        387          24
     Additions to property, plant and equipment    (539)      (381)       (846)
     Purchase of software licenses                            (528)
                                                  ------    ------      ------
 NET CASH USED BY INVESTING ACTIVITIES            (1,015)   (3,222)     (2,022)
                                                  ------    ------      ------
FINANCING ACTIVITIES
     Principal payments on debt                     (174)     (433)       (213)
     Issuance of debt                                196       210         192
     Shares issued pursuant to employee
       stock plans                                    22       611          93
     Shares issued pursuant to warrants               86
     Shares repurchased for treasury                  (1)
     Shares returned to pay statutory
       withholding tax upon vesting of
       restricted stock                              (53)     (375)
                                                  ------    ------      ------
  NET CASH PROVIDED BY FINANCING ACTIVITIES           76        13          72
                                                  ------    ------      ------
EFFECT OF EXCHANGE RATE DIFFERENCES                   83       (59)         80
                                                  ------     ------      ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   2,803     1,219        (699)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR      4,188     2,969       3,668
                                                  ------    ------      ------
CASH AND CASH EQUIVALENTS - END OF YEAR           $6,991    $4,188      $2,969

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

Risks and Uncertainties. A major portion of the Company's domestic revenues is generated by sales to two customers, and a significant portion of its European distributorship revenue comes from one customer. The loss of any of these customers would have a material adverse impact on the Company. The Company's receivables are primarily from major, well-established companies in the telecommunications industry, and at December 31, 1998, three such companies accounted for 35% of the Company's accounts receivable. In addition, 39% of the Company's accounts receivable were supported by a letter of credit. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well-established with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

Principles of Consolidation. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue. Revenue is recognized when products are shipped or when services are rendered.

Use of Estimates.   The preparation of the financial statements in conformity
with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The carrying amounts of the Company's financial instruments (trade receivables/payables and other short-term and long-term debt) due to their terms and maturities approximate fair value.

Cash and Cash Equivalents. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 1998, essentially all of the Company's cash and cash equivalent balances were with three financial institutions.

Marketable Securities. Marketable securities are classified as available for sale and are reported at cost. Due to their short maturities and/or reset provisions, their carrying value approximates fair value.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment. Property, plant and equipment is carried at cost less allowances for depreciation, computed in accordance with the straight-line method based on estimated useful lives. The estimated lives for machinery and equipment are 5 to 12 years and for furniture and fixtures 4 to

10 years.

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

Income Per Share. In December 1997, the Company adopted SFAS No. 128 and restated prior periods. Under this statement, primary and fully diluted earnings per share were replaced with basic and diluted earnings per share, respectively. In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. The shares used in the basic earnings per share calculations were 3,695,203, 3,488,943 and 3,382,603 and in the diluted earnings per share were 3,995,385, 3,893,210 and 3,585,269 for 1998, 1997 and
1996, respectively.

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

Note B. Valuation and Qualifying Accounts

The allowance for doubtful accounts was increased (decreased) by $24,000, $(12,000) and $35,000 in 1998, 1997 and 1996, respectively, by (credits)
charges to costs and expenses. The Company wrote off uncollectible accounts, net of recoveries, of $18,000, $53,000 and $15,000 in 1998 and 1997 and 1996,
respectively.

Note C.  Inventories (in thousands):
                                                          1998        1997
                                                          ----        ----
Finished and in process                                 $3,998      $3,450
Materials and purchased parts                            1,014         936
                                                        ------      ------
                                                        $5,012      $4,386
                                                        ======      ======
Note D.  Property, Plant and Equipment (in thousands):
                                                          1998         1997
                                                          ----         ----
Machinery and equipment                                 $1,780       $1,383
Furniture and fixtures                                   1,777        1,755
                                                         -----        -----
                                                         3,557        3,138
Less allowances for depreciation                         2,223        1,915
                                                        ------       ------
                                                        $1,334       $1,223
                                                        ======       ======

Note E.  Other Non-current Liabilities (in thousands):
                                                           1998        1997
                                                           ----        ----
Accrued officers' supplemental pension                  $   630     $   667
Accrued deferred compensation                               316         324
Accrued pension                                             647         670
Accrued postretirement benefit                              778         778
                                                         ------      ------
                                                          2,371       2,439
Less current portion                                        182         176
                                                         ------      ------
                                                         $2,189      $2,263
                                                         ======      ======

Note F.  Debt and Credit Arrangements

During 1998, the Company increased its line of credit from $2 million to $6 million. The line of credit matures in July, 1999. Borrowings under this arrangement are subject to various financial covenants, are due on demand, are based on the amount of eligible accounts receivable and inventory, as defined, bear interest at the prime rate and are secured by substantially all of the Company's assets. In 1998 and 1997, no amounts were borrowed under the Company's lines of credit.

Dacon Electronics Plc has a bank line of credit of $165,000 expiring in 1999. During 1998 and 1997, no amounts were borrowed under this facility.


Long term debt (in thousands):
                                                              1998     1997
                                                              ----     ----
   Installment finance agreements, interest at 8% to 12%
     per annum expiring through 2003                          $252     $225
   Less current maturities of debt                             112      114
                                                              ----     ----
                                                              $140     $111
                                                              ====     ====
Payments on the installment finance agreements in each of the five years in the period ending December 31, 2003 are $112,000, $50,000, $43,000, $35,000 and
$12,000, respectively.

Interest of $42,000, $53,000 and $63,000 was paid in 1998, 1997 and 1996, respectively.

Note G.  Income Taxes

At December 31, 1998, the consolidated retained earnings included approximately $1.7 million of retained earnings applicable to Dacon Electronics Plc, a foreign subsidiary. If the undistributed earnings were remitted, any resulting federal tax would be substantially reduced by foreign tax credits.

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

                                                    1998      1997      1996
Current:                                            ----      ----      ----
     Federal                                      $1,565    $2,023      $359
     Foreign                                         377       310       480
     State                                           370       310        71
                                                  ------    ------      ----
                Total current                      2,312     2,643       910
                                                  ------    ------      ----
Deferred:
     Federal                                         344      (345)     (135)
     Foreign
     State                                                                (4)
                                                  ------    ------      ----
                Total deferred                       344      (345)     (139)
                                                  ------    ------      ----
                                                  $2,656    $2,298      $771
                                                  ======    ======      ====
Not reflected in the 1998, 1997 and 1996 tax provisions are $94,000, $509,000 and $19,000, respectively, of income tax benefits related to employee stock plans; such amounts were credited to additional paid-in capital.

Domestic and foreign pretax income for the years ended December 31 are as follows (in thousands):
                                              1998         1997         1996
Domestic operations                         $6,025       $5,313      $   815
Foreign Operations                           1,320          607        1,055
                                            ------       ------       ------
                                            $7,345       $5,920       $1,870
                                            ======       ======       ======
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows (in thousands):
                                                             1998        1997
                                                             ----        ----
Deferred tax liabilities                                  $    79     $    42
                                                          -------     -------
Deferred tax assets:
     Inventory valuation                                      700         705
     Accrued liabilities and employee benefits                313         649
     Accrued deferred compensation                            351         368
     Other post-retirement benefits                           296         296
     Separate return federal operating loss carryforwards
          expiring in 2008 and 2009                           445         445
     Other                                                     86          57
                                                           ------      ------
          Total deferred tax assets                         2,191       2,520
     Valuation allowance                                     (445)       (686)
                                                           ------      ------
                                                            1,746       1,834
                                                           ------      ------
                    Net deferred tax assets                $1,667      $1,792
                                                           ======      ======
Valuation allowance at January 1                           $ (686)     $ (646)
Credited (charged) to tax expense                              22         (40)
Reclassified to taxes payable                                 219
                                                           ------      ------
Valuation allowance at December 31                         $ (445)     $ (686)
                                                           ======      ======

A reconciliation of the statutory federal income tax rate to the effective tax rate on income for the years ended December 31, are as follows:
                                                1998       1997        1996
                                                ----       ----        ----
Statutory federal income tax rate               34.0%      34.0%       34.0%
State income taxes, net of federal tax benefit   3.6        3.5         2.4
Lower foreign tax rate                          (1.0)      (0.2)       (0.8)
Research & Development Credit                   (1.6)      (0.7)       (1.8)
Nontaxable interest income                      (0.7)      (0.4)
Goodwill amortization                            1.5        1.9         6.0
Other                                            0.4        0.7         1.4
                                                ----       ----        ----
                                                36.2%      38.8%       41.2%
                                                ====       ====        ====
Note H.  Other (Income) Expense, Net (in thousands):
                                                    Year Ended December 31,
                                                   1998      1997      1996
Interest expense                                 $   73      $ 74      $ 82
Interest income                                    (477)     (239)     (164)
Foreign exchange gain                                                     2
                                                 -----      -----      ----
                                                 $(404)     $(165)     $(80)
                                                 =====      =====      ====
Note I. Commitments

Leases. Total rental expense amounted to $465,000 in 1998, $449,000 in 1997 and $377,000 in 1996. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2003 are approximately $502,000, $473,000, $370,000, $260,000 and $216,000,
respectively, and no amounts thereafter.

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

The components of net cost of the plan for the years ended December 31 are as follows (in thousands):
                                                    1998      1997      1996
                                                    ----      ----      ----
Interest cost on projected benefit obligation       $115      $103      $103
Actual return on plan assets                        (120)     (170)     (117)
Net amortization and deferral                         31        77        24
                                                    ----      ----      ----
     Net periodic pension cost                      $ 26      $ 10      $ 10
                                                    ====      ====      ====

The following table sets forth the plan's funded status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):

                                                              1998        1997
                                                              ----        ----
Projected benefit obligation for services rendered to date
  Beginning of year                                         $1,542      $1,412
     (Gain)loss due to change in estimates                     227          57
     Interest cost                                             115         103
     Less benefits paid                                       (111)       (108)
     Obligation (gain)loss                                       0          78
                                                            ------       -----
  End of year                                               $1,773      $1,542
                                                            ------      ------
Plan assets at fair value
  Beginning of year                                          1,200       1,085
     Actual return on plan assets                              120         169
     Contribution                                               49          54
     Benefits paid                                            (111)       (108)
                                                            ------      ------
  End of year                                                1,258       1,200
                                                            ------      ------
Plan assets less than projected benefit obligation            (515)       (342)
Unrecognized net asset, less accumulated amortization
  of $156 and $148                                             (25)        (33)
Unrecognized net gain                                         (107)       (295)
                                                            ------      ------
Accrued pension liability (included in other non-current
liabilities)                                                $ (647)     $ (670)
                                                            ======      ======
The discount rate used in determining the projected benefit obligation was 6.75% in 1998 and 1997. The expected long-term rate of return on plan assets used in determining the net periodic pension cost was 7% for all years presented. In 1998, the Company changed the mortality assumptions causing an increase in benefit obligations and a decrease in unrecognized gain of $227,000.

The plan assets at December 31, 1998 and 1997 were principally invested in corporate debt and equity securities.


401(k) Retirement Plan. The Company has a defined contribution plan covering substantially all domestic employees. The Company's contribution is based upon the participants' contributions. The expense was $52,000, $40,000 and $32,000 in 1998, 1997 and 1996, respectively.


Officers' Supplemental Pension Plan. The Company has an unfunded, noncontributory defined benefit pension plan covering certain retired officers.

The components of net pension cost of the plan for the years ended December 31 are as follows (in thousands):
                                                     1998      1997      1996
                                                     ----      ----      ----
Interest cost on projected benefit obligation         $35       $39       $40
Amortization of actuarial gains                        (3)       (6)       (7)
                                                      ---       ---       ---
Net periodic pension cost                             $32       $33       $33
                                                      ===       ===       ===

The following table sets forth the plan's status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                              1998       1997
                                                              ----       ----
Projected benefit obligations
  Balance at beginning of period                              $548       $577
     Loss on change in estimates                                30
     Interest expense                                           35         39
     Less benefits paid                                        (70)       (68)
                                                              ----       ----
  Balance at end of period                                    $543       $548
Unrecognized net gain                                           87        119
                                                              ----       ----
Accrued pension liability (included in other non-current
  liabilities)                                                $630       $667
                                                              ====       ====
The discount rates used in determining the projected benefit obligation was 6.75% in 1998 and 7.25% in 1997 and 1996. All participants are retired and receiving benefits under the Plan and therefore future increases in compensation are not applicable.

Other Postretirement Benefit Plans. In addition to the Company's pension plans, the Company has a contributory, unfunded defined benefit plan providing certain health care benefits for domestic employees who retired prior to March 31, 1996. The participants' contributions are adjusted periodically and are based on age and length of service at time of retirement. The assumed rate of increase in the per capita cost of covered benefits was 7.8% decreasing to 6% after 6 years. Increasing the health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation by $52,000 at December 31, 1998 and the aggregate service and interest cost component of net periodic postretirement benefit cost for 1998 by $3,000. The corresponding impact for a 1% decrease are $(47,000) and ($3,000), respectively. The weighted average discount rate used in determining the net periodic postretirement benefit cost and accumulated benefit obligation was 7.0% for all periods presented.

The following sets forth the plan's status and accrued post-retirement benefit liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                               1998      1997
                                                               ----      ----
Actuarial present value of accumulated postretirement
  benefit obligation:                                          $635      $526
Unrecognized net gain                                           143       252
                                                               ----      ----
Accrued postretirement benefit liability (included in
  other non-current liabilities)                               $778      $778
                                                               ====      ====

The components of post-retirement benefit cost for the years ended December 31, are as follows (in thousands):

                                                   1998       1997      1996
                                                   ----       ----      ----
          Interest cost                             $42        $36       $44
          Net amortization                           (8)       (18)       (6)
                                                    ---        ---       ---
                Net periodic cost                   $34        $18       $38
                                                    ===        ===       ===

Deferred Compensation. At December 31, 1998 and 1997, the liability relating to a deferred compensation arrangement between the Company and a director and former officer of the Company was $316,000 and $324,000, respectively.

Note J.  Stock Plans

At December 31, 1998, the Company has reserved 30,349 shares of its common stock for grant to key employees under the 1990 Stock Option Plan. The plan provides for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally become exercisable in three equal annual installments on a cumulative basis commencing six months from the date of grant and expire five years (maximum ten years) after the date granted.

The Company also has the 1967 Employee Stock Purchase Plan under which 34,847 shares were reserved for grant at December 31, 1998. The purchase price is 85% of the fair market value of the stock on the date offered. Generally, rights to purchase shares under this plan expire 12 months (maximum 27 months) after the date of grant.

The Company also has a time accelerated restricted stock plan ("Restricted Stock Plan") under which 14,058 shares are available for grant. The plan provides for the award of shares to key employees; generally, the awards vest in five equal annual installments commencing two years after the date of the award. Vesting may be accelerated based on the achievement of certain financial performance goals.

Share information pertaining to these plans is as follows:

                                                                   Restricted
                                           Option        Purchase     Stock
                                            Plan           Plan       Plan
                                           ------        --------   ---------
Outstanding at January 1, 1996            352,932          20,156      97,300
     Granted                               90,000          37,545
     Cancelled or expired                  (2,168)         (1,527)
     Vested
     Exercised                            (17,481)        (20,156)
                                          -------          ------      ------
Outstanding at December 31, 1996          423,283          36,018      97,300
     Granted                               89,500                      12,000
     Cancelled or expired                                    (471)     (1,058)
     Vested                                                           (92,942)
     Exercised                           (164,899)        (35,547)
                                          -------          ------      ------
Outstanding at December 31, 1997          347,884               0      15,300
     Granted                              117,150          19,069      26,000
     Cancelled or expired                  (1,333)              0
     Vested                                                           (13,700)
     Exercised                             (6,334)              0
                                          -------          ------      ------
Outstanding at December 31, 1998          457,367          19,069      27,600
                                          =======          ======      ======

The exercise price for options granted in 1996 was $3.63, for options granted in 1997 ranged from $4.69 to $7.63 and for options granted in 1998 was $10.00. The weighted average exercise price for the 457,367 options outstanding under the Option Plan is $5.12 with expiration dates ranging from 1999 to 2003. Options were exercised under the Option Plan at weighted average exercise prices of $2.70, $2.91 and $2.97 in 1996, 1997 and 1998, respectively. Shares exercisable under the Option Plan at December 31, 1996, 1997 and 1998 were 224,237, 226,717 and 279,718, respectively.

Rights were granted under the Purchase Plan at an exercise price of $8.50 in 1998 and $3.72 in 1996. Shares were exercised under the Purchase Plan at a weighted average price of $2.34 in 1996 and $3.72 in 1997.

Under the Restricted Stock Plan compensation expense was $30,000, $189,000 and $109,000 in 1998, 1997 and 1996, respectively.

During 1998, the Company established, subject to approval by stockholders, the a stock option plan for non-employee directors and officers. The plan provides for an initial grant of options to purchase 2,000 shares to each participant (12,000 in total) at $8.25, the fair market value on the date of grant, and additional grants of 1,000 shares for each participant on August 1st of subsequent years at the then fair market value. At December 31, 1998, the Company has reserved 23,000 shares of its Common Stock for grant.

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
                                                       1998     1997     1996
                                                       ----     ----     ----
     Net income            As reported               $4,689   $3,622   $1,099
                                                     ======   ======   ======
                           Pro forma                 $4,442   $3,461   $1,047
                                                     ======   ======   ======
     Net income per share  As reported      Basic     $1.27    $1.04     $.32
                                                      =====    =====     ====
                                            Diluted   $1.17    $ .93     $.31
                                                      =====    =====     ====
                           Pro forma        Basic     $1.20    $ .99     $.31
                                                      =====    =====     ====
                                            Diluted   $1.12    $ .89     $.29
                                                      =====    =====     ====
Because SFAS 123 method of accounting has only been applied to options granted subsequent to December 31, 1994, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

 The fair value for the Stock Option and Stock Purchase Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.5%, 5.0% and 5.8%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.64 in all years; and a weighted-average expected life of the option of
3.8 years in 1998 and 4.2 years for 1997 and 1996 for the Option Plan and 9 months for all years for the Purchase Plan.

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

In 1998, warrants to purchase 36,205 shares of common stock at $2.375 per share were exercised and 13,795 expired.

Note K.  Operations by Industry Segment and Geographic Areas

The Company operates in two segments of the voice processing industry. In the United States, the Company designs, manufactures and sells equipment for use in telephone central offices. In Europe (United Kingdom), the Company distributes equipment for use in customers' premises. Information about the Company's operations by segment and geographic area for the years ended December 31, is as follows (in thousands):
                                               1998         1997         1996
                                               ----         ----         ----
Net sales
  United States:
    Unaffiliated customers (North America)  $20,603      $21,550      $10,051
    Intercompany transfers                       98          186          544
                                             ------       ------       ------
                                             20,701       21,736       10,595
   Europe                                     8,314        7,971        7,292
   Eliminations                                 (98)        (186)        (544)
                                            -------      -------      -------
                                            $28,917      $29,521      $17,343
                                            =======      =======      =======
Operating profit
   United States                           $  7,247     $  7,587     $  1,977
   Europe                                       878          594        1,067
   Intercompany eliminations                     18           17          (58)
                                           --------     --------     --------
                                              8,143        8,198        2,986
General corporate expenses                    1,202        2,443        1,196
Other (income) expense, net                    (404)        (165)         (80)
                                           --------     --------     --------
Income before income taxes                 $  7,345     $  5,920     $  1,870
                                           ========     ========     ========
Total assets
   United States                            $21,461      $17,086      $10,774
   Europe                                     5,670        6,092        6,790
   Intercompany eliminations                    (51)         (55)         (53)
                                            -------      -------      -------
                                            $27,080      $23,123      $17,511
                                            =======      =======      =======
Long-lived assets
   United States                           $  1,531     $  1,39     $     874
   Europe                                     1,757       2,144         2,970
   Intercompany eliminations                    (16)        (32)          (37)
                                           --------    --------      --------
                                           $  3,272    $  3,507      $  3,807
                                           ========    ========      ========
Expenditures for long-lived assets
   United States                          $     384   $     775     $     330
   Europe                                       155         134           596
   Intercompany eliminations                      0           0           (80)
                                          ---------   ---------     ---------
                                          $     539   $     909     $     846
                                          =========   =========     =========
Depreciation and amortization
   United States                          $     261   $     251     $     229
   Europe                                       525         512           473
   Intercompany eliminations                   (17)          (5)          (12)
                                         ---------    ---------     ---------
                                         $     769    $     758     $     690
                                         =========    =========     =========

Gross profit margin on intercompany transfers are comparable to sales to third parties. The United States operations had net sales of $6.8 million, $7.4 million and $4.0 million in 1998, 1997 and 1996, respectively, to one major customer; sales of $5.2 million, $5.4 million and $.5 million in 1998, 1997 and 1996, respectively, to another major customer; sales of $2.4 million in 1997 and 1996 to another customer and export sales of $2.0 million in 1998 to another customer. The European operations had sales of $5.2, $5.0 million and $5.4 million in 1998, 1997 and 1996, respectively, to one customer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

     1.     (a)     The identification of the directors of the Company as of
March 1, 1999 and persons nominated to become directors set forth under the caption Information Concerning Nominees in the Proxy Statement for the annual meeting of stockholders to be held on May 13, 1999 is incorporated herein by reference.

          (b) The identification of the executive officers of the Company and their positions with the Company and ages as of March 1, 1999 is set forth under the caption Executive Officers of the Company in Part I of this Annual Report on Form 10-K.

     2. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the annual meeting of stockholders to be held on May 13, 1999 is incorporated herein by reference.

Item 11.   Executive Compensation

          The information on executive compensation set forth under the caption Executive Compensation in the Proxy Statement for the annual meeting of stockholders to be held on May 13, 1999 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

          (a) and (b) Security ownership of certain beneficial owners and management set forth under the caption Security Ownership in the Proxy Statement for the annual meeting of stockholders to be held on May 13, 1999 is incorporated herein by reference.

          (c)     Changes in Control.  None.

Item 13.   Certain Relationships and Related Transactions

          The information on certain relationships and related transactions set forth under the caption Certain Relationships and Related Transactions in the Proxy Statement for the annual meeting of stockholders to be held on May 13, 1999 is incorporated herein by reference.


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

     (b) There were no reports filed on Form 8-K during the fourth quarter of 1998.

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.
                                                    COGNITRONICS CORPORATION
                                                            Registrant

                                               by    /s/    Garrett Sullivan
                                                            Garrett Sullivan
                                                            Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1999.


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


A Majority of the Board of Directors:

     /s/ Edward S. Davis                      Director
          Edward S. Davis


     /s/ Jack Meehan                          Director
          Jack Meehan


     /s/ William A. Merritt                   Director
          William A. Merritt


     /s/ Timothy P. Murphy                    Director
          Timothy P. Murphy

Form 10-K -- Item 14 (a) (1) and (2) and (d)

     (a)     (1)  Financial Statements

The following financial statements of the Company are included in Item 8.

Financial Statements Covered by Report of Independent Auditors:          Page

Report of Independent Auditors                                             13

Consolidated Balance Sheets, December 31, 1998 and December 31, 1997       14

Consolidated Statements of Income and Comprehensive Incomefor each
  of the three years in the period ended December 31, 1998                 15

Consolidated Statements of Stockholders' Equity for each of the
  three years in the period ended December 31, 1998                        16

Consolidated Statements of Cash Flows for each of the three years in
  the period ended December 31, 1998                                       17

Notes to Consolidated Financial Statements                                 18



     (2) and (d) Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information has been included in the Company's financial statements. and, therefore, have been omitted.

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

4. Specimen Certificate for Common Stock (Exhibit 4-1 to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).

10.1 1990 Stock Option Plan, as amended (Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

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

Exhibit
10.5 1998 Executive Bonus Plan (attached as Exhibit 10.5 to this Annual Report on Form 10-K).

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

10.8 Form of Executive Severance Agreement between certain officers and Cognitronics Corporation (attached as Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.9 Commercial Revolving Loan and Security Agreement between Cognitronics Corporation and Fleet National Bank dated July 31, 1997 (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

10.10 First modification to Commercial Revolving Promissory Note and Commercial Revolving Loan and Security Agreement (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

22. List of subsidiaries of the Company as of December 31, 1998 (attached as Exhibit 22 to this Annual Report on Form 10-K).

23.   Consent of Independent Auditors, dated March 29, 1999 (attached as
      Exhibit 23 to this Annual Report on Form 10-K).




     Copies of the Exhibits to this Annual Report on Form 10-K are available upon written request to the Secretary of the Company at 3 Corporate Drive, Danbury, CT 06810-4130 and payment of $35.00 for a complete set of the Exhibits or $.25 per page for any part thereof (minimum $5.00).