Form 10-K/A
period 1998-12-31
COGNITRONICS CORP
filed 1999-04-06
CIK 21438

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

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

                              TABLE OF CONTENTS
                                    PART II
ItemPage

 8.     Financial Statements and Supplementary Data                       3

                                    PART IV

14.     Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                   21








McIAS is a trademark of Cognitronics Corporation.
UNIX is a registered trademark of Santa Cruz Operation, Inc.

                                    PART II

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

Domestic and foreign pretax income for the years ended December 31 are as follows (in thousands):
                                              1998         1997         1996
                                              ----         ----         ----
Domestic operations                         $6,025       $5,313      $   815
Foreign Operations                           1,320          607        1,055
                                            ------       ------       ------
                                            $7,345       $5,920       $1,870
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

Under the Restricted Stock Plan compensation expense was $30,000, $189,000 and $109,000 in 1998, 1997 and 1996, respectively.

During 1998, the Company established, subject to approval by stockholders, a stock option plan for non-employee directors and officers. The plan provides for an initial grant of options to purchase 2,000 shares to each participant (12,000 in total) at $8.25, the fair market value on the date of grant, and additional grants of 1,000 shares for each participant on August 1st of subsequent years at the then fair market value. At December 31, 1998, the Company has reserved 23,000 shares of its Common Stock for grant.

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
                                               1998         1997         1996
                                               ----         ----         ----
Net sales
  United States:
    Unaffiliated customers (North America)  $20,603      $21,550      $10,051
    Intercompany transfers                       98          186          544
                                             ------       ------       ------
                                             20,701       21,736       10,595
   Europe                                     8,314        7,971        7,292
   Eliminations                                 (98)        (186)        (544)
                                            -------      -------      -------
                                            $28,917      $29,521      $17,343
                                            =======      =======      =======
Operating profit
   United States                           $  7,247     $  7,587     $  1,977
   Europe                                       878          594        1,067
   Intercompany eliminations                     18           17          (58)
                                           --------     --------     --------
                                              8,143        8,198        2,986
General corporate expenses                    1,202        2,443        1,196
Other (income) expense, net                    (404)        (165)         (80)
                                           --------     --------     --------
Income before income taxes                 $  7,345     $  5,920     $  1,870
                                           ========     ========     ========
Total assets
   United States                            $21,461      $17,086      $10,774
   Europe                                     5,670        6,092        6,790
   Intercompany eliminations                    (51)         (55)         (53)
                                            -------      -------      -------
                                            $27,080      $23,123      $17,511
                                            =======      =======      =======
Long-lived assets
   United States                           $  1,531     $  1,395    $     874
   Europe                                     1,757        2,144        2,970
   Intercompany eliminations                    (16)         (32)         (37)
                                           --------     --------     --------
                                           $  3,272     $  3,507     $  3,807
                                           ========     ========     ========
Expenditures for long-lived assets
   United States                          $     384    $     775    $     330
   Europe                                       155          134          596
   Intercompany eliminations                      0            0          (80)
                                          ---------    ---------    ---------
                                          $     539    $     909    $     846
                                          =========    =========    =========
Depreciation and amortization
   United States                          $     261    $     251    $     229
   Europe                                       525          512          473
   Intercompany eliminations                    (17)          (5)         (12)
                                          ---------    ---------    ---------
                                          $     769    $     758    $     690
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

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) and (2) and (d) The response to this portion of Item 14 is submitted as a separate section beginning on page 26 of this Annual Report on Form 10-K/A.

     (a)(3) and (c) The response to this portion of Item 14 is submitted as a separate section beginning on page 27 of this Annual Report on Form 10-K/A.

     (b) There were no reports filed on Form 8-K during the fourth quarter of 1998.

                              SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 5, 1999.
                                                    COGNITRONICS CORPORATION
                                                            Registrant

                                               by    /s/    Garrett Sullivan
                                                            Garrett Sullivan
                                                            Treasurer

Form 10-K/A -- Item 14 (a) (1) and (2) and (d)

     (a)     (1)  Financial Statements

The following financial statements of the Company are included in Item 8.

Financial Statements Covered by Report of Independent Auditors:          Page

Report of Independent Auditors                                              4

Consolidated Balance Sheets, December 31, 1998 and December 31, 1997        5

Consolidated Statements of Income and Comprehensive Incomefor each
  of the three years in the period ended December 31, 1998                  6

Consolidated Statements of Stockholders' Equity for each of the
  three years in the period ended December 31, 1998                         7

Consolidated Statements of Cash Flows for each of the three years in
  the period ended December 31, 1998                                        8

Notes to Consolidated Financial Statements                                  9



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

Exhibit
10.5 1998 Executive Bonus Plan (attached as Exhibit 10.5 to this Annual Report on Form 10-K/A).

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

22. List of subsidiaries of the Company as of December 31, 1998 (attached as Exhibit 22 to this Annual Report on Form 10-K/A).

23.   Consent of Independent Auditors, dated April 5, 1999 (attached as
      Exhibit 23 to this Annual Report on Form 10-K/A).