Form 10-Q
period 1999-01-31
COGNITRONICS CORP
filed 1999-05-12
CIK 21438

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended March 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for at least the past 90 days.         Yes    x        No
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999.

Common Stock, par value $0.20 per share -- 3,662,423 shares

Part I, Item 1.
              COGNITRONICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands)

                                             March 31,       December 31,
                                               1999              1998
                                           -----------       ------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 3,983           $ 6,991
  Marketable securities                       8,000             4,400
  Accounts receivable, net                    5,459             4,972
  Inventories                                 4,813             5,012
  Deferred income taxes                         886               858
  Other current assets                          468               766
                                            -------           -------
      TOTAL CURRENT ASSETS                   23,609            22,999

PROPERTY, PLANT AND EQUIPMENT, NET            1,308             1,334
GOODWILL, NET                                 1,233             1,316
DEFERRED INCOME TAXES                           819               809
OTHER ASSETS                                    624               622
                                            -------           -------
                                            $27,593           $27,080
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 2,095           $ 1,603
  Accrued compensation and benefits             873             1,066
  Income taxes payable                        1,018               974
  Current maturities of debt                     98               112
  Other accrued expenses                        546               963
                                            -------           -------
      TOTAL CURRENT LIABILITIES               4,630             4,718

LONG-TERM DEBT                                  120               140
OTHER NON-CURRENT LIABILITIES                 2,183             2,189

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000
    shares; issued 3,732,023 shares             746               746
  Additional paid-in capital                 13,628            13,628
  Retained earnings                           7,016             5,733
  Cumulative other comprehensive income          68               166
  Unearned compensation                        (218)             (239)
                                            -------           -------
                                             21,240            20,034
  Less cost of 69,600 and 100
   common shares in treasury                   (580)               (1)
                                            -------           -------
      TOTAL STOCKHOLDERS' EQUITY             20,660            20,033
                                            -------           -------
                                            $27,593           $27,080
                                            =======           =======
        See Note to Condensed Consolidated Financial Statements.

                    COGNITRONICS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                 (dollars in thousands except per share amounts)


                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                 1999        1998
                                                 ----        ----

SALES                                           $7,804      $7,540
                                                ------      ------
COST AND EXPENSES:
  Cost of products sold                          3,403       3,329
  Research and development                         553         472
  Selling, general and
     administrative                              1,798       1,743
  Amortization of goodwill                          83          83
  Other (income)expense, net                       (82)        (35)
                                                ------      ------
                                                 5,755       5,592
                                                ------      ------
  Income before income taxes                     2,049       1,948
PROVISION FOR INCOME TAXES                         766         752
                                                ------      ------
NET INCOME                                       1,283       1,196
Currency translation adjustment                    (98)         96
                                                ------      ------
COMPREHENSIVE INCOME                            $1,185      $1,292
                                                ======      ======
NET INCOME PER SHARE:
  Basic                                           $.35        $.32
                                                  ====        ====
  Diluted                                         $.33        $.30
                                                  ====        ====
Weighted average number of
   shares outstanding:
  Basic                                       3,700,420   3,682,910
                                              =========   =========
  Diluted                                     3,903,894   4,019,492
                                              =========   =========


See Note to Condensed Consolidated Financial Statements.

                    COGNITRONICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                 Three Months Ended
                                                       March 31,
                                                 ------------------
                                                1999            1998
                                                ----            ----
NET CASH PROVIDED(USED) BY
   OPERATING ACTIVITIES                        $1,342          $ (626)
                                               ------          ------
INVESTING ACTIVITIES
  Purchase of marketable securities            (3,600)         (1,100)
  Sale of marketable securities                                   700
  Additions to property, plant and
    equipment, net                                (88)            (58)
                                               ------          ------
   NET CASH USED BY
      INVESTING ACTIVITIES                     (3,688)           (458)
                                               ------          ------

FINANCING ACTIVITIES
Repurchase of 69,500 shares for treasury         (579)
  Principal payments on debt                      (32)            (31)
  Issuance of debt                                                 42
Common stock issued pursuant to employee
    stock plans (666 shares)                                        2
                                               ------          ------
   NET CASH (USED)PROVIDED BY
      FINANCING ACTIVITIES                       (611)             13
                                               ------          ------
EFFECT OF EXCHANGE RATE DIFFERENCES               (51)             43
                                               ------          ------
DECREASE IN CASH AND CASH EQUIVALENTS          (3,008)         (1,028)
CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                    6,991           4,188
                                               ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $3,983          $3,160
                                               ======          ======

INCOME TAXES PAID                              $  258          $   85
                                               ======          ======
INTEREST EXPENSE PAID                          $   14          $   10
                                               ======          ======


See Note to Condensed Consolidated Financial Statements.

     NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              March 31, 1999

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Inventories (in thousands):
                                        March 31,          December 31,
                                          1999                 1998
                                        ---------          ------------
Finished and in process                  $3,584              $3,998
Materials and purchased parts             1,229               1,014
                                         ------              ------
                                         $4,813              $5,012
                                         ======              ======

Other Non-Current Liabilities (in thousands):

                                        March 31,          December 31,
                                          1999                 1998
                                        ---------          ------------
Accrued supplemental pension plan        $  622              $  630
Accrued deferred compensation               314                 316
Accrued pension expense                     653                 647
Accrued post-retirement benefit             778                 778
                                         ------              ------
                                          2,367               2,371
     Less current portion                   184                 182
                                         ------              ------
                                         $2,183              $2,189
                                         ======              ======

Income Per Share

In computing basic earnings per share, the diluted effect of stock options and warrants are excluded.

Operations by Industry Segments and Geographic Areas:
                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                 1999        1998
                                                 ----        ----
Net Sales
  United States:
    Unaffiliated Customers
     (North America)                           $ 5,738     $ 5,078
    Intercompany transfers                          84          40
                                               -------     -------
                                                 5,822       5,118
  Europe                                         2,066       2,462
  Intercompany eliminations                        (84)        (40)
                                               -------     -------
                                               $ 7,804     $ 7,540
                                               =======     =======
Operating Profit
  United States                                $ 2,170     $ 1,810
  Europe                                           199         464
  Intercompany eliminations                        (44)        (42)
                                               -------     -------
                                               $ 2,325     $ 2,232
General Corporate Expense                          358         319
Other (income) expense                             (82)        (35)
                                               -------     -------
Income before income taxes                     $ 2,049     $ 1,948
                                               =======     =======
Total Assets
  United States                                $22,797     $17,151
  Europe                                         4,878       6,801
  Intercompany eliminations                        (82)        (79)
                                               -------     -------
                                               $27,593     $23,873
                                               =======     =======


Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income increased 7% to $1.3 million ($.33 per diluted share) in the quarter ended March 31, 1999, from $1.2 million ($.30 per diluted share) in the comparable 1998 quarter on a sales increase of 4%.

Consolidated sales for the first quarter of 1999 increased $.3 million, or 4%, from the prior year period. Sales of domestic operations increased $.7 million, or 13%, due to higher volume of sales to original equipment manufacturers. When compared to the prior year's period, sales to one OEM increased by $1 million, sales under a recently announced agreement with another OEM were $.4 million and sales to another OEM decreased by $.4 million. Sales of the Company's UK distributorship operations decreased $.4 million (16%) primarily due to lower volume caused by a customer's delay in launching a product. Exchange rate fluctuations accounted for approximately 2% of the decline.

The gross margin percentage was approximately 56% in both periods.

Research and development expense increased $.1 million, or 17%, from the same period in 1998 primarily due to purchased material and higher personnel costs.

Selling, general and administrative expense increased $.1 million, or 3%, in the current quarter from the same 1998 quarter primarily due to higher sales and marketing expenses in the domestic operations.

Other (income) expense increased due to interest earned on higher available cash balances and marketable securities.

The Company's effective tax rate for 1999 was 37% versus 39% for 1998. This reduction is primarily attributable to an increase in tax exempt interest income. Under Statement of Financial Accounting Standards No. 109, the Company has recognized future tax benefits that management believes will be realized.
In order to realize this benefit, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $4.5 million. The current deferred tax benefit of $.9 million is primarily attributable to inventory provisions and the recognition of such expense, for tax purposes, is, in large measure, within the control of the Company. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income was $1.8 million for the quarter ended March 31, 1999 and $6.0 million, $5.3 million and $.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Based on this, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

Liquidity and Sources of Capital

Net cash flow from operations for the three months ended March 31, 1999 was $1.3 million versus ($.6) million in 1998. The 1998 cash flow from operations was adversely impacted by net increases in non-cash working capital accounts including a $.8 million payment to an escrow fund related to the settlement of class action litigation. The increase in cash used for investing activities in 1999 ($3.7 million) versus 1998 ($.1 million) reflects the net increase in marketable securities. The net cash used for financing activities in 1999 primarily reflects the repurchase of shares for treasury.

Working capital and the ratio of current assets to current liabilities increased to $19.0 million and 5.1:1 at March 31, 1999 compared to $18.3 million and 4.9:1 at December 31, 1998. The improvement in 1999 is mainly due to the Company's results of operations for the three months ended March 31, 1999.

During the remainder of 1999, the Company may repurchase up to an additional 130,200 shares of its common stock and anticipates purchasing $.5 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents, marketable securities and the cash flow from operations in 1999 will be sufficient to meet these needs.

Impact of Year 2000
The Company is currently performing tests to verify that its new/modified internal systems are Year 2000 compliant. It is anticipated that these tests will be completed in the third quarter of 1999.

The Company currently has no contingency plans in place in the event that it does not complete all phases of its Year 2000 program. The Company is continuously evaluating the status of its programs and those of its critical suppliers to determine whether such plans are necessary. If such plans are necessary, they would consist of manual and computer work- arounds and increased inventory levels.

No assurance can be given that unforeseen circumstances will not arise during the verification testing of the Company's systems that would adversely affect the Company's Year 2000 compliance. Furthermore, the Year 2000 compliance status of critical third party suppliers/vendors, which could adversely impact the Company cannot fully be known. In addition, disruption to the economy generally resulting from Year 2000 issues could also adversely affect the Company. As a result, the Company cannot estimate the adverse impact, if any, that could arise due to Year 2000 issues not being remediated.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third party suppliers and intellectual property rights, Year 2000 compliance, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and Exchange Commission filings.

Item 3.  Market Risk

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provision, a change in interest rates would not have a material impact on their value.

Exchange rate fluctuations will impact the results of operation and the net assets of the Company's UK distributorship operations. At March 31, 1999, the UK distributorship operations had net assets of $2.4 million. During the three months ended March 31, 1999 the UK pound depreciated 3.6% versus the US dollar. The impact of this rate change was reflected in the currency translation adjustment. The Company does not hedge this foreign currency net asset exposure.

Part II

Item 6.  Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed during the current quarter.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COGNITRONICS CORPORATION
                                              Registrant



Date: May 12, 1999                 By  /s/ Garrett Sullivan
                                      ---------------------
                                      Garrett Sullivan, Treasurer
                                      and Chief Financial Officer