Form 10-Q
period 1999-06-30
COGNITRONICS CORP
filed 1999-08-16
CIK 21438

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


  [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

  For the period ended June 30, 1999

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999.

   Common Stock, par value $0.20 per share -- 5,544,880 shares
  (adjusted to reflect the 3-for-2 stock split in the form of a 50% stock dividend declared July 19, 1999 to be distributed August 20, 1999 to shareholders of record on July 30, 1999)

Part I, Item 1.
                    COGNITRONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                            June 30,         December 31,
                                              1999             1998
                                            --------         ------------
                                           (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 4,808           $ 6,991
  Marketable securities                       8,200             4,400
  Accounts receivable, net                    5,853             4,972
  Inventories                                 4,907             5,012
  Deferred income taxes                         861               858
  Other current assets                          662               766
                                            -------           -------
      TOTAL CURRENT ASSETS                   25,291            22,999

PROPERTY, PLANT AND EQUIPMENT, NET            1,288             1,334
GOODWILL, NET                                 1,150             1,316
DEFERRED INCOME TAXES                           829               809
OTHER ASSETS                                    560               622
                                            -------           -------
                                            $29,118           $27,080
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,771           $ 1,603
  Accrued compensation and benefits           1,117             1,066
  Income taxes payable                          892               974
  Current maturities of debt                     71               112
  Other accrued expenses                        703               963
                                            -------           -------
      TOTAL CURRENT LIABILITIES               4,554             4,718

LONG-TERM DEBT                                  104               140
OTHER NON-CURRENT LIABILITIES                 2,178             2,189

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000
    shares; issued 5,620,090
    and 5,598,034 shares                      1,124             1,120
  Additional paid-in capital                 13,771            13,628
  Retained earnings                           8,154             5,359
  Cumulative other comprehensive income          38               166
  Unearned compensation                        (387)             (239)
                                            -------           -------
                                             22,700            20,034
    Less cost of 75,210 and
     150 common shares in treasury             (418)               (1)
                                            -------           -------
      TOTAL STOCKHOLDERS' EQUITY             22,282            20,033
                                            -------           -------
                                            $29,118           $27,080
                                            =======           =======
See Note to Condensed Consolidated Financial Statements.

                   COGNITRONICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                       COMPREHENSIVE INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)


                            Three Months Ended      Six Months Ended
                                 June 30,                June 30,
                            ------------------      ----------------
                              1999       1998        1999       1998
                              ----       ----        ----       ----
NET SALES                   $8,334     $7,069      $16,138    $14,609

COST AND EXPENSES:
  Cost of products sold      3,596      3,114        6,999      6,443
  Research and development     540        457        1,093        929
  Selling, general and
     administrative          1,822      1,594        3,620      3,337
  Amortization of goodwill      83         84          166        167
  Other (income), net         (101)       (87)        (183)      (122)
                            ------     ------      -------    -------
                             5,940      5,162       11,695     10,754
                            ------     ------      -------    -------
Income before income taxes   2,394      1,907        4,443      3,855

PROVISION FOR INCOME TAXES     882        718        1,648      1,470
                            ------     ------      -------    -------
NET INCOME                   1,512      1,189        2,795      2,385

Currency translation
 adjustment                    (30)                   (128)        96
                            ------     ------      -------    -------
COMPREHENSIVE INCOME        $1,482     $1,189      $ 2,667    $ 2,481
                            ======     ======      =======    =======
NET INCOME PER SHARE:
  Basic                       $.27       $.21         $.50       $.43
                              ====       ====         ====       ====
  Diluted                     $.25       $.20         $.47       $.40
                              ====       ====         ====       ====

Weighted average number
of outstanding shares:
  Basic                  5,518,663   5,531,414   5,538,141  5,530,017
                         =========   =========   =========  =========
  Diluted                6,018,690   6,013,500   5,961,337  6,023,501
                         =========   =========   =========  =========


See Note to Condensed Consolidated Financial Statements.

                   COGNITRONICS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                   Six Months Ended
                                                       June 30
                                                   ----------------
                                                 1999            1998
                                                 ----            ----
NET CASH PROVIDED BY OPERATIONS                $2,388          $1,222
                                               ------          ------

INVESTING ACTIVITIES
  Purchases of marketable securities           (5,800)         (2,800)
  Sales of marketable securities                2,000           2,500
  Additions to property, plant and
     equipment, net                              (180)           (293)
                                               ------          ------
   NET CASH USED BY INVESTING
      ACTIVITIES                               (3,980)           (593)
                                               ------          ------

FINANCING ACTIVITIES

  Repurchase of 105,750 shares
    for treasury                                 (588)
  Payment of debt                                 (77)           (123)
  Issuance of debt                                                196
  Shares issued pursuant to employee
    stock plans, 31,746 and 7,127 shares          133              84
                                              -------          ------
   NET CASH (USED) PROVIDED BY
     FINANCING ACTIVITIES                        (532)            157
                                              -------          ------

EFFECT OF EXCHANGE RATE DIFFERENCES               (59)             43
                                              -------          ------
INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                       (2,183)            829
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                   6,991           4,188
                                               ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $4,808          $5,017
                                               ======          ======

INCOME TAXES PAID                              $1,549          $  893
                                               ======          ======

INTEREST EXPENSE PAID                          $   15          $   32
                                               ======          ======





See Note to Condensed Consolidated Financial Statements.

         NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1999

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain prior year amounts have been reclassified for comparative purposes.

Stock Split

On July 19, 1999, the Company announced a 3-for-2 stock split in the form of a 50% stock dividend to be distributed August 20, 1999 to shareholders of record at the close of business as of July 30, 1999. All share and per share amounts have been restated retroactively to give effect of the stock split. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and charged to retained earnings.

Inventories (in thousands):
--------------------------
                                         June 30,          December 31,
                                           1999                 1998
                                         --------          ------------
Finished and in process                  $3,595               $3,998
Materials and purchased parts             1,312                1,014
                                         ------               ------
                                         $4,907               $5,012
                                         ======               ======

Other Non-Current Liabilities (in thousands):
--------------------------------------------
                                         June 30,           December 31,
                                           1999                 1998
                                         --------           ------------
Accrued supplemental pension plan        $  613               $  630
Accrued deferred compensation               311                  316
Accrued pension expense                     647                  647
Accrued other post-retirement
   benefit                                  790                  778
                                         ------               ------
                                          2,361                2,371
    Less current portion                    183                  182
                                         ------               ------
                                         $2,178               $2,189
                                         ======               ======

Income Per Share:
----------------
In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded; whereas, for dilutive earnings per share, they are included.


Operations by Industry Segments and Geographic Areas:
----------------------------------------------------
                                 Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                                 ------------------      ----------------
                                  1999        1998       1999        1998
                                  ----        ----       ----        ----
 Net Sales
  United States:
    Unaffiliated Customers
     (North America)            $6,623      $4,993    $12,361      $10,071
    Intercompany transfers          46           4        129           44
                                ------      ------    -------      -------
                                 6,669       4,997     12,490       10,115
  Europe                         1,711       2,076      3,777        4,538
  Intercompany eliminations        (46)         (4)      (129)         (44)
                                ------      ------    -------      -------
                                $8,334      $7,069    $16,138      $14,609
                                ======      ======    =======      =======
Operating Profit
  United States                 $2,664      $1,883    $ 4,834      $ 3,694
  Europe                           (22)        208        177          671
  Intercompany eliminations                     34        (45)          (7)
                                ------      ------    -------      -------
                                 2,642       2,125      4,966        4,358
  General Corporate Expense        349         305        706          625
  Other (income), net             (101)        (87)      (183)        (122)
                                ======      ======    =======      =======
  Income before income taxes    $2,394      $1,907    $ 4,443      $ 3,855
                                ======      ======    =======      =======
Total Assets
  United States                                       $24,608      $17,991
  Europe                                                4,591        6,726
  Intercompany eliminations                               (81)         (48)
                                                      =======      =======
                                                      $29,118      $24,669
                                                      =======      =======

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Net income was $1,512,000 and $2,795,000, respectively, for the three and six-month periods ended June 30, 1999 versus $1,189,000 and $2,385,000, respectively, in the prior year periods.

Consolidated sales for the quarter and the six months ended June 30, 1999 increased $1.3 million (18%) to $8.3 million and $1.5 million (10%) to $16.1 million, respectively, due to sales increases by domestic operations of $1.6 million and $2.3 million, respectively, offset, in part, by lower sales volume by the UK distributorship operations. The domestic sales increase for both periods were due to increases in both direct and indirect channels. Sales in the direct channel had increases of $.9 million and $.6 million, respectively, and indirect sales increased $.8 million and $1.7 million, respectively. The increase in indirect sales in the quarter ended June 30, 1999 from the prior year period was due to increased sales of $1.1 million, $.9 million and $.7 million to three distributors, offset, in part, by a sales decrease of $1.9 million to another distributor. For the six months ended June 30, 1999, indirect sales increased due to increased volume of $2.1 million, $1.3 and $.7 million to three distributors, offset, in part, by a decrease in volume of $2.4 million to another distributor. The decrease in sales of the Company's UK distributorship operations are due to lower volume and effect of foreign exchange rates.

Gross margin percentage was 57% for both 1999 periods vs. 56% in 1998. The improvement is due to a higher proportion of sales attributable to the US operations, offset, in part, by the adverse impact of foreign exchange rates on the UK distributorship operations.

Research and development expenses increased $83,000 (18%) and $164,000 (18%) in the three and six-month periods ended June 30, 1999 primarily due to higher personnel expenses.

Selling, general and administrative expenses increased $228,000 (14%) and $283,000 (8%), respectively, for the three-month and six-month periods when compared to the comparable periods of the prior year primarily due to personnel costs (commissions and bonuses) in the domestic operations.

Other (income) expense increased due to interest earned on higher available cash balances and marketable securities.

The Company's effective tax rate for the 1999 periods was 37% versus 38% for 1998. This reduction is primarily attributable to an increase in tax exempt interest income. Under Statement of Financial Accounting Standards No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize this benefit, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $4.6 million. The current deferred tax benefit of $.9 million is primarily attributable to inventory provisions and the recognition of such expense, for tax purposes, is, in large measure, within the control of the Company and the provision for the class action settlement which should reverse this year. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income was $4.3 million for the six months ended June 30, 1999 and $6.0 million, $5.3 million and $.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Based on this, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.


Liquidity and Sources of Capital

Net cash flow from operations for the six months ended June 30, 1999 was $2.4 million versus $1.2 million in 1998. In 1998, cash flow from operations was adversely impacted by net increases in non-cash working capital accounts including a $.8 million payment to an escrow fund related to the settlement of class action litigation. The increase in cash used for investing activities in 1999 ($4.0 million) versus 1998 ($.6 million) reflects the net increase in marketable securities. The net cash used for financing activities in 1999 primarily reflects the repurchase of shares for treasury.

Working capital and the ratio of current assets to current liabilities increased to $20.7 million and 5.6:1 at June 30, 1999 compared to $18.3 million and 4.9:1 at December 31, 1998. The improvement in 1999 is mainly due to the Company's results of operations for the six months ended June 30, 1999.

During the remainder of 1999, the Company may repurchase up to an additional 129,500 shares of its common stock and anticipates purchasing $.5 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents, marketable securities and the cash flow from operations in 1999 will be sufficient to meet these needs.

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

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, variability of sales volume quarter to quarter, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers, third party suppliers and intellectual property rights, Year 2000 compliance, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and Exchange Commission filings.

Item 3.  Market Risk

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provision, a change in interest rates would not have a material impact on their value.

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At June 30, 1999, the UK distributorship operations had net assets of $2.4 million. During the six months ended June 30, 1999, the UK pound depreciated 4.8% versus the US dollar. The impact of this rate change was reflected in the currency translation adjustment. The Company does not hedge this foreign currency net asset exposure.


PART II


Item 4.Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Stockholders was held on May 13, 1999.

(c) The following matters were voted upon by stockholders:

                                           Withheld
                               For        or Against   Abstain      Non-votes
                               ---        ----------   -------      ---------
1. Election of seven
   Directors -
    Edward S. Davis         3,127,922        159,357                  230,888
    Brian J. Kelley         3,129,891        157,388                  230,888
    Jack Meehan             3,128,147        159,132                  230,888
    William A. Merritt      3,130,897        156,382                  230,888
    Timothy P. Murphy       3,121,635        165,644                  230,888
    David H. Shepard        3,092,289        194,990                  230,888
    Roy A. Strutt           3,130,047        157,232                  230,888

2. To approve a proposal
   to amend the Company's
   1990 Stock Option Plan   2,972,773        302,373    12,133        230,888

3. To approve a proposal
   to adopt the Company's
   Directors' Stock
   Option Plan              3,141,182        129,830    16,267        230,888

4. To approve the selection
   of Ernst & Young LLP as
   independent auditors     3,267,331         13,322     6,626        230,888

Item 6.Exhibits and reports on Form 8-K

No exhibits or reports were filed during the current quarter.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: August 16, 1999                    By    /s/ Garrett Sullivan
                                          Garrett Sullivan, Treasurer
                                          and Chief Financial Officer