Form 10-Q
period 1999-09-30
COGNITRONICS CORP
filed 1999-11-12
CIK 21438

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended September 30, 1999

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999.

  Common Stock, par value $0.20 per share -- 5,828,544 shares

Part I, Item 1.
                    COGNITRONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                          September 30,      December 31,
                                              1999               1998
                                          -------------      ------------
                                           (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 5,707           $ 6,991
  Marketable securities                       8,200             4,400
  Accounts receivable, net                    7,689             4,972
  Inventories                                 4,725             5,012
  Deferred income taxes                         860               858
  Other current assets                          662               766
                                            -------           -------
      TOTAL CURRENT ASSETS                   27,843            22,999

PROPERTY, PLANT AND EQUIPMENT, NET            1,337             1,334
GOODWILL, NET                                 1,067             1,316
DEFERRED INCOME TAXES                           874               809
OTHER ASSETS                                    441               622
                                            -------           -------
                                            $31,562           $27,080
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,303           $ 1,603
  Accrued compensation and benefits           1,310             1,066
  Income taxes payable                          810               974
  Current maturities of debt                     54               112
  Other accrued expenses                      1,026               963
                                            -------           -------
      TOTAL CURRENT LIABILITIES               4,503             4,718

LONG-TERM DEBT                                  105               140
OTHER NON-CURRENT LIABILITIES                 2,115             2,189

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000
    shares; issued 5,828,544
    and 5,598,034 shares                      1,165             1,120
  Additional paid-in capital                 13,914            13,628
  Retained earnings                          10,015             5,359
  Cumulative other comprehensive income          98               166
  Unearned compensation                        (353)             (239)
                                            -------           -------
                                             24,839            20,034
    Less cost of 150 common shares
     in treasury                                  0                (1)
                                            -------           -------
      TOTAL STOCKHOLDERS' EQUITY             24,839            20,033
                                            -------           -------
                                            $31,562           $27,080
                                            =======           =======
See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                      COMPREHENSIVE INCOME (UNAUDITED)
              (dollars in thousands, except per share amounts)


                            Three Months Ended      Nine Months Ended
                               September 30,           September 30,

                             1999       1998         1999       1998
                             ----       ----         ----       ----

NET SALES                   $9,662     $7,029      $25,800    $21,638

COST AND EXPENSES:
  Cost of products sold      4,102      3,128       11,101      9,571
  Research and development     601        466        1,694      1,395
  Selling, general and
     administrative          1,992      1,629        5,612      4,966
  Amortization of goodwill      83         83          249        250
  Other (income), net         (114)      (102)        (297)      (224)
                            ------     ------      -------    -------
                             6,664      5,204       18,359     15,958
                            ------     ------      -------    -------
Income before income taxes   2,998      1,825        7,441      5,680

PROVISION FOR INCOME TAXES   1,125        711        2,773      2,181
                            ------      -----      -------    -------
NET INCOME                   1,873      1,114        4,668      3,499

Currency translation
 adjustment                     60        115          (68)       211
                            ------     ------      -------    -------
COMPREHENSIVE INCOME        $1,933     $1,229      $ 4,600    $ 3,710
                            ======     ======      =======    =======
NET INCOME PER SHARE:
  Basic                       $.33       $.20         $.83       $.63
                              ====       ====         ====       ====
  Diluted                     $.31       $.19         $.78       $.58
                              ====       ====         ====       ====

Weighted average number
of outstanding shares:
  Basic                  5,740,697   5,549,898   5,620,257  5,534,863
                         =========   =========   =========  =========
  Diluted                6,115,934   5,972,524   6,004,062  6,004,662
                         =========   =========   =========  =========
See Note to Condensed Consolidated Financial Statements.

                   COGNITRONICS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                  Nine Months Ended
                                                    September 30,

                                                 1999            1998
                                                 ----            ----
NET CASH PROVIDED BY OPERATIONS                $2,859          $1,845
                                               ------          ------

INVESTING ACTIVITIES
  Purchases of marketable securities           (5,800)         (3,700)
  Sales of marketable securities                2,000           3,200
  Additions to property, plant and
     equipment, net                              (296)           (409)
                                               ------           -----
   NET CASH USED BY INVESTING
      ACTIVITIES                               (4,096)           (909)
                                               ------          ------

FINANCING ACTIVITIES
   Repurchase of 105,750 shares
    for treasury                                 (588)
  Payment of debt                                 (93)           (129)
  Issuance of debt                                                196
  Shares issued pursuant to employee
    stock plans, 315,202 and 7,126 shares         691              90
                                               ------          ------
   NET CASH PROVIDED BY
     FINANCING ACTIVITIES                          10             157
                                               ------          ------

EFFECT OF EXCHANGE RATE DIFFERENCES               (57)             43
                                               ------          ------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                       (1,284)          1,136
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                   6,991           4,188
                                               ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $5,707          $5,324
                                               ======          ======

INCOME TAXES PAID                              $3,199          $1,460
                                               ======          ======

INTEREST EXPENSE PAID                          $   29          $   41
                                               ======          ======



See Note to Condensed Consolidated Financial Statements.

        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              September 30, 1999

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain prior year amounts have been reclassified for comparative purposes.

Stock Split

On August 20, 1999, a 3-for-2 stock split in the form of a 50% stock dividend was distributed to shareholders of record at the close of business as of July 30, 1999. All share and per share amounts have been restated retroactively to give effect of the stock split. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and charged to retained earnings.

Inventories (in thousands):
                                       September 30,        December 31,
                                           1999                 1998
                                       -------------        ------------
Finished and in process                  $3,546               $3,998
Materials and purchased parts             1,179                1,014
                                         ------               ------
                                         $4,725               $5,012
                                         ======               ======
Other Non-Current Liabilities (in thousands):
                                       September 30,        December 31,
                                           1999                 1998
                                       -------------        ------------
Accrued supplemental pension plan        $  604               $  630
Accrued deferred compensation               308                  316
Accrued pension expense                     601                  647
Accrued other post-retirement
   benefit                                  793                  778
                                         ------               ------
                                          2,306                2,371
    Less current portion                    191                  182
                                         ------               ------
                                         $2,115               $2,189
                                         ======               ======

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded; whereas, for dilutive earnings per share, they are included.


Operations by Industry Segments and Geographic
Areas:
                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,

                                  1999        1998       1999       1998
                                  ----        ----       ----       ----
 Net Sales
  United States:
    Unaffiliated Customers
     (North America)            $7,775      $5,224    $20,136    $15,295
    Intercompany transfers          26           0        156         44
                                ------      ------     ------     ------
                                 7,801       5,224     20,292     15,339

  Europe                         1,887       1,805      5,664      6,343
  Intercompany eliminations        (26)          0       (156)       (44)
                                ------      ------    -------    -------
                                $9,662      $7,029    $25,800    $21,638
                                ======      ======    =======    =======
Operating Profit
  United States                 $3,339      $1,910    $ 8,173    $ 5,524
  Europe                           (31)        140        146        811
  Intercompany eliminations         14          (6)       (31)       (13)
                                ------      ------    -------    -------
                                 3,322       2,044      8,288      6,322
  General Corporate Expense        438         321      1,144        866
  Other (income), net             (114)       (102)      (297)      (224)
                                ------      ------    -------    -------
  Income before income taxes    $2,998      $1,825    $ 7,441    $ 5,680
                                ======      ======    =======    =======
Total Assets
  United States                                       $27,379    $18,430
  Europe                                                4,251      6,555
  Intercompany eliminations                               (68)       (12)
                                                      -------    -------
                                                      $31,562    $24,973
                                                      =======    =======

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income was $1,873,000 and $4,668,000, respectively, for the three and nine-month periods ended September 30, 1999 versus $1,114,000 and $3,499,000, respectively, in the prior year periods.

Consolidated sales for the quarter and the nine months ended September 30, 1999 increased $2.6 million (37%) to $9.7 million and $4.2 million (19%) to $25.8 million, respectively, due to sales increases by domestic operations of

$2.5 million and $4.8 million, respectively, offset, in part, in the nine month period by lower sales volume by the UK distributorship operations. The domestic sales increase for both periods were due to increases in both direct and indirect channels. Sales in the direct channel had increases of $1.7 million and $2.2 million, respectively, and indirect sales increased $.8 million and $2.6 million, respectively. The increase in indirect sales in the quarter ended September 30, 1999 from the prior year period was due to increased sales of $2.3 million and $.8 million to two distributors, offset, in part, by sales decreases of $1.8 million and $.4 million to two other distributors. For the nine months ended September 30, 1999, indirect sales increased due to increased volume of $2.9 million, $2.0 million and $1.7 million to three distributors, offset, in part, by a decrease in volume of $4.1 million to another distributor. The decrease in sales of the Company's UK distributorship operations are due to lower volume.

Gross margin percentage was 58% and 57%, respectively, for the 1999 three and nine-month periods vs. 55% and 56% in 1998. The improvement is due to a higher proportion of sales attributable to the US operations.

Research and development expenses increased $135,000 (29%) and $299,000 (21%),respectively, in the three and nine-month periods ended September 30, 1999 from the prior year periods primarily due to higher personnel expenses and purchased material.

Selling, general and administrative expenses increased $363,000 (22%) and $646,000 (13%), respectively, for the three-month and nine-month periods when compared to the comparable periods of the prior year primarily due to personnel costs (commissions and bonuses) in the domestic operations.

Other (income) expense increased due to interest earned on higher available cash balances and marketable securities.

The Company's effective tax rate for the 1999 periods was approximately 37% versus 38% for 1998. This reduction is primarily attributable to an increase in tax exempt interest income. Under Statement of Financial Accounting Standards No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize this benefit, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $4.6 million. The current deferred tax benefit of $.9 million is primarily attributable to inventory provisions and the recognition of such expense, for tax purposes, is, in large measure, within the control of the Company. The non-current tax benefit, $.9 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income was $7.3 million for the nine months ended September 30, 1999 and $6.0 million, $5.3 million and $.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Based on this, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

Liquidity and Sources of Capital

Net cash flow from operations for the nine months ended September 30, 1999 was $2.9 million versus $1.8 million in 1998. In 1999, cash flow from operations was adversely impacted by a $2.7 million increase in accounts receivable and, in 1998, cash flow from operations was adversely impacted by net increases in non-cash working capital accounts including a $.8 million payment to an escrow fund related to the settlement of class action litigation. The increase in cash used for investing activities in 1999 ($4.1 million) versus 1998 ($.9 million) reflects the net increase in marketable securities.
Working capital and the ratio of current assets to current liabilities increased to $23.3 million and 6.2:1 at September 30, 1999 compared to $18.3 million and 4.9:1 at December 31, 1998. The improvement in 1999 is mainly due to the Company's results of operations for the nine months ended September 30, 1999.

During the remainder of 1999, the Company may repurchase up to an additional 194,250 shares of its common stock and anticipates purchasing $.2 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents, marketable securities and the cash flow from operations in 1999 will be sufficient to meet these needs.

Impact of Year 2000

The Company has installed new systems or modified existing internal systems to ensure that they are Year 2000 compliant.

The Company is continuously evaluating the status of its programs and those of its critical suppliers to determine whether contingency plans are necessary. If such plans are necessary, they would consist of manual and computer work-arounds and increased inventory levels.

No assurance can be given that unforeseen circumstances will not arise that would adversely affect the Company's Year 2000 compliance. Furthermore, the Year 2000 compliance status of critical third party suppliers/vendors, which could adversely impact the Company cannot fully be known. In addition, disruption to the economy generally resulting from Year 2000 issues could also adversely affect the Company. As a result, the Company cannot estimate the adverse impact, if any, that could arise due to Year 2000 issues not being remediated. Furthermore, end users may impose a moratorium on the purchase and installation of new equipment for a period of time straddling the coming new year; the Company cannot estimate the adverse effect, if any, that this may have.

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

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At September 30, 1999, the UK distributorship operations had net assets of $2.4 million.


                                  PART II

Item 6.Exhibits and reports on Form 8-K

No exhibits or reports were filed during the current quarter.













                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: November 10, 1999                By    /s/ Garrett Sullivan
                                          ---------------------------
                                          Garrett Sullivan, Treasurer
                                          and Chief Financial Officer