Form 10-K
period 1999-12-31
COGNITRONICS CORP
filed 2000-03-29
CIK 21438

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
      For the fiscal year ended December 31, 1999,
  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
      For the transition period from            to

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

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
          Title of each class                        which registered
          -------------------                    -------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000:

         Common Stock, par value $0.20 per share -- $112,965,000

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2000:

       Common Stock, par value $0.20 per share -- 5,846,428 shares

Documents incorporated by reference:   Portions of the Proxy Statement for the
annual meeting of stockholders to be held on May 11, 2000 are incorporated by reference into Part III.

                            TABLE OF CONTENTS


                                 PART I

Item                                                                 Page

 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5
 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . .5
 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . .5
 Executive Officers of the Company . . . . . . . . . . . . . . . . . . . . .6


                                 PART II

 5. Market for Company's Common Equity and Related Stockholder Matters . . .7
 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . .7
 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .7
 7a.Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
 8. Financial Statements and Supplementary Data. . . . . . . . . . . . . . 10
 9. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . 24


                                PART III

10. Directors and Executive Officers of the Company. . . . . . . . . . . . 24
11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . 24
12. Security Ownership of Certain Beneficial Owners and Management . . . . 24
13. Certain Relationships and Related Transactions . . . . . . . . . . . . 24


                                 PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . 24


McIAS is a trademark of Cognitronics Corporation.
UNIX is a registered trademark of Santa Cruz Operation, Inc.

                                 PART I

Item 1.    Business

 (a)  Cognitronics Corporation (the "Company") was incorporated in January
1962 under the laws of the State of New York. The Company designs, manufactures and markets voice processing systems.

 (b)  The Company operates in two segments of the voice processing industry.
In the United States, the Company designs, manufactures and sells equipment for use in telephone central offices. In Europe, the Company distributes equipment for use on customers' premises.

 (c) (i) A description of the fields of voice processing in which the Company operates and its products are as follows:

Domestic Operation.   These products are sold directly to telephone service
providers or through switch manufacturers who distribute the Company's products.

 Intelligent Announcers. The Company's McIAS -trademark- 16xx product family has been primarily used by Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) to provide voice announcements in connection with custom calling features (CLASS), such as selective call forwarding and caller originator trace. Number change intercept is another important feature provided.

  The 16xx is available in two versions: a lower cost configuration which provides network announcement functionality, is available as a 1607/68 (1 T-1 span capacity) and a 1610/68 (3 T-1 span capacity). The second version of this series is a UNIX -registered trademark- based platform which utilizes many of the same components as the /68 series and is known as McIAS 16xx/IP. "IP" designates an Intelligent Peripheral, indicating the ability to serve as a voice peripheral to any manufacturer's switch and delivering multiple application capability.

 The McIAS 16xx/IP is available as a 1607/IP, a 1610/IP, and a 1623/IP. Features include an open architecture, scalable processing power and disk drives, and centralized administration. Application examples include number change with call completion, automated attendant, voice mail and time and temperature announcements.

 A new product line, the CX Series, was announced and sales began in 1999. This family of products provides greater capacity and increased functionality to meet carriers' network needs in Advanced Intelligent Network ("AIN") and packet switched environments. Included in the CX capabilities are a new MultiResource Line Card and support for several key AIN protocols such as SS7, SR-3511, GR-1129-CORE and ISDN-PRI. The CX is also designed and planned to be IP Telephony and ATM ready by providing key packet switched network support such as MGCP, MEGACO, RTP/RTCP, H.323, SIP and others.

 Passive Announcers. These announcers are used by the ILECs and CLECs to inform callers about network conditions or procedures to invoke the use of a service. The Company has been a major supplier to the industry of passive announcers and incorporates these features in products such as the Model 688 Automatic Number Announcer, McIAS 950, and the McIAS 16xx product family.

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

  (iii) The Company has adequate sources for obtaining raw materials, components and supplies to meet production requirements and did not experience difficulty during 1999 in obtaining such materials, supplies and components.

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

  (vii) In 1999, revenues included sales of $7.3 million to Siemens Communication Networks Inc., $2.9 million to Alcatel Indetel Industria de Telecomunicacion S.A. de C.V. and $2.9 million to GTE Corp. The Company's U.K. operations had sales of $4.6 million to British Telecommunications Plc in 1999. Over the past several years, a major portion of the revenues of the domestic operations has come from two or three large customers, and a significant portion of the revenues of the UK operations has come from one customer. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

  (viii) The dollar amount of orders believed by the Company to be firm as of December 31, 1999 and 1998, amounted to $.5 million and $1.2 million, respectively. Substantially all of the orders as of December 31, 1999, can reasonably be expected to be filled during 2000.

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

  (xi) Expenditures for research and development activities, as determined in accordance with generally accepted accounting principles, amounted to $2.1 million in 1999, $2.0 million in 1998 and $1.8 million in 1997. In addition, the estimated dollar amount spent on the improvement of existing products or techniques was $.2 million in each of the years.

  (xii) Material effects of compliance with Federal, State or local provisions regulating the discharge of materials into the environment or otherwise relating
to the protection of the environment.    Inapplicable.

  (xiii) At December 31, 1999, the Company and its subsidiaries employed 91 people.

 (d) Sales to foreign customers primarily represent sales of Dacon Electronics Plc. (incorporated in the United Kingdom) of $7.2 million in 1999, $8.3 million in 1998 and $8.0 million in 1997. Additional information about foreign operations is included in Note K to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

 Further, there were export-type sales (primarily North America) of approximately $3.5 million in 1999, $2.4 million in 1998 and $1.1 million in 1997. Export sales do not involve any greater business risks than do sales to domestic customers and, in certain instances, the Company obtains an irrevocable letter of credit or payment prior to shipment of products to the customer. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.

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


Item 4.   Submission of Matters to a Vote of Security Holders

 Inapplicable.

                    Executive Officers of the Company

The executive officers of the Company, their positions with the Company and ages as of March 1, 2000 are as follows:

    NAME               POSITION(S) AND OFFICE(S)                        AGE

 Brian J. Kelley     President and Chief Executive Officer; Director     48

 Kenneth G. Brix     Vice President                                      53

 Harold F. Mayer     Secretary                                           70

 Michael N. Keefe    Vice President                                      44

 Roy A. Strutt       Vice President; Director                            43

 Garrett Sullivan    Treasurer and Chief Financial Officer               54

 Emmanuel A. Zizzo   Vice President                                      59

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

                                 PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters

 (a) and (b) Cognitronics' Common Stock is traded on the American Stock
Exchange under the symbol CGN. On March 1, 2000, there were 738 shareholders of record; the Company estimates that the total number of beneficial owners was approximately 4,400. Information on quarterly stock prices is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

 (c) The Company has never paid a cash dividend on its Common Stock and has used its cash for the development of its business. In 1998, the Company announced its intention to repurchase up to 300,000 shares of its Common Stock. Through December 31, 1999, the Company had repurchased 105,900 shares of its Common Stock. The Company has no present intention of paying a cash dividend, and payment of any future dividends will depend upon the Company's earnings, financial condition and other relevant factors.

Item 6.  Selected Financial Data
                                        Year ended December 31,
                                   (in thousands except per share data)

OPERATING RESULTS               1999      1998      1997      1996      1995

Revenues                     $31,693   $28,917    $29,521   $17,343   $17,485
Net income (loss)              5,346     4,689      3,622     1,099     1,321
Net income (loss) per share:
  Basic                         $.94      $.85       $.69      $.22      $.27
  Diluted                        .88       .78        .62       .20       .26
Weighted average number of
 basic shares outstanding      5,670     5,543      5,233     5,074     4,917
Weighted average number of
 diluted shares outstanding    6,048     5,993      5,840     5,378     5,157

FINANCIAL POSITION

Working capital              $24,130   $18,281    $13,112   $ 8,745   $ 7,374
Total assets                  35,102    27,080     23,123    17,511    15,040
Stockholders' equity          25,729    20,033     15,014    10,612     9,044
Stockholders' equity
  per share                    $4.40     $3.58      $2.73     $2.04     $1.75
Cash dividends paid             None      None       None      None      None


Included in 1997 is $956,000 (net of tax $598,000 or $.11 per basic share and $.10 per diluted share) of settlement costs and legal fees related to class action litigation.

The above Selected Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and the unaudited quarterly financial data included in Item 8 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Company reported net income of $5.3 million, $4.7 million and $3.6 million for 1999, 1998 and 1997, respectively.

  In 1999, sales increased 10% to $31.7 million due to increased sales of $3.9 million (19%) by the Company's domestic operations, offset by decreased sales of $1.1 million (13%) in its UK distributorship operations. The increased sales in the U.S. operations were due to increased direct sales of $3.0 million and $.9 million of indirect sales. The increase in direct sales was primarily attributable to two customers and the increase in indirect sales was attributable to increased sales of $5.7 million to three customers, offset by a decrease of $4.9 million sales to another customer. In 1999, primarily in the third quarter, the Company sold $2.9 million to Alcatel Indetel Industria de Telecomunicacion S.A. de C.V., up from $2.0 million in the fourth quarter of 1998. This completed the project which began in the fourth quarter of 1998.
The decreased sales in UK distributorship operations were due to decreased demand from its primary customer, reflecting increased competition faced by this customer and obsolescence of certain products distributed by the Company. The Company's backlog at December 31, 1999 was $.5 million, versus $1.2 million at December 31, 1998. In 1999, a major portion of the Company's domestic revenue came from one customer and a significant portion of its UK distributorship revenue came from one customer. The loss of either of these customers would have a material adverse impact on the Company.

  Consolidated gross margin percentage improved 1% to 56% from 55% in 1998, primarily due to an increase of 2.7% in the domestic operations' gross margin attributable to improved product mix and higher volume. This was offset, in part, by a 3.5% decrease in the UK distributorship's gross margin due to unfavorable product mix and exchange rates.

  In 1998, sales decreased 2% to $28.9 million from $29.5 million in 1997 due to decreased sales of $.9 million (4%) by the Company's domestic operations, offset in part by increased sales of $.3 million (4%) by the Company's UK distributorship operations. This decrease reflects lower direct and indirect
(OEM) sales in the United States of $2 million, offset by an increase of $1.1 million in export sales (primarily to North America). The increase in export sales was due to a $2.0 million sale to Alcatel Indetel Industria de Telecomunicacion S.A. de C.V. in the fourth quarter of 1998, offset by lower sales to another customer. The UK distributorship operations' increased sales is primarily attributable to exchange rate fluctuation. Gross margin percentage improved 1% to 55% in 1998 from 1997. The US operations' gross margin percentage increased .5% in 1998 from 1997 due to improved product mix. The UK distributorship's gross margin percentage increased 2.5% in 1998 as compared to 1997 due to favorable product mix and favorable exchange rates.

  In 1999 and 1998, research and development increased $.1 million (7%) and $.2 million (11%), respectively, in each year versus the prior year due to higher personnel costs. The Company anticipates an acceleration in the rate of increase in spending for research and development.

  In 1999, selling, general and administrative costs increased $.9 million
(13%) due to an increase of $.7 million (20%) in the domestic operations and $.1 million (5%) in the UK distributorship operations. The increase in the domestic operations was due to higher sales commissions and bonuses. In 1998, selling, general and administrative costs decreased from the prior year $.4 million (6%) to $6.6 million due to a decrease of $.5 million (10%) in the domestic operations primarily attributable to lower bonus expense and sales commissions.

  Other income was $.4 million in 1999 and 1998 and $.2 million in 1997. The increase in 1998 from 1997 is due to higher interest income earned on available cash balances and marketable securities and to interest income realized on tax refunds.

  The Company's effective tax rate for 1999 and 1998 was 36% versus 39% for 1997. The reduction in the effective rate in 1998 from 1997 is attributable to higher US tax credits for R&D, higher amounts of tax-free interest income and a higher proportion of income from foreign operations. The provision for income taxes is discussed in Note G to Consolidated Financial Statements. Under Financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized.
In order to realize these benefits, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $4.2 million.
The current deferred tax benefit of $.9 million is primarily attributable to inventory provisions, the recognition of such loss, for tax purposes, is, in large measure, within the control of the Company. The non-current tax benefit, $.7 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income was $8.4 million, $6.0 million and $5.3 million in 1999, 1998 and 1997, respectively. Based on this, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

  The effect of inflation has not had a major impact on the operating results of the Company over the past few years. Technological advances and productivity improvements are continually being applied to reduce costs, thus reducing inflationary pressures on the operating results of the Company.

  Exchange rate changes will impact the reported dollar sales and cost of sales of the Company's UK distributorship operations. In addition, at December 31, 1999, the Company's UK distributorship operations had net assets of $1.6 million, which would be impacted by changes in foreign exchange rates. However, the impact of such rate change would be reflected in the translation adjustment recorded in the equity section of the balance sheet. The Company does not hedge this foreign currency net asset exposure.

Liquidity and Sources of Capital

  Net cash provided by operations was $3.0 million, $3.7 million and $4.5 million in 1999, 1998 and 1997, respectively, primarily due to the results of operations. In 1999, cash provided by operating activities decreased from 1998 due to increased accounts receivable, inventories and tax payments, offset, in part, by increases in accounts payable. Cash provided by operating activities decreased in 1998 from 1997, in spite of increased net income due to an increase in working capital. Cash used by investing activities was $6.1, $1 and $3.2 million in 1999, 1998 and 1997, respectively. Included in these amounts were $5.6, $.5 and $2.7 million, respectively, for the net purchase of marketable securities. Cash provided by financing activities was $.1 million in 1999 and 1998.

  Working capital increased to $24.1 million at December 31, 1999 from $18.3 million at December 31, 1998 and $13.1 million at December 31, 1997. The ratio of current assets to current liabilities was 4.4:1 at December 31, 1999 versus 4.9:1 at December 31, 1998 and 3.3:1 at December 31, 1997. The decrease in 1999 was due to a volume purchase of inventory items at a favorable price occurring in the last quarter of 1999. The increase in 1998 is primarily due to the results of operations.

   The Company anticipates making capital expenditures of approximately $.5 million and incurring increased research and development expenditures and may repurchase up to 194,000 shares of its Common Stock in 2000. Management believes that the cash and cash equivalents at December 31, 1999 and the cash flow from operations in 2000 will be sufficient to meet its needs.

Impact of Year 2000

  In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly. The Company expensed less than $.1 million during 1999 in connection with remediating its systems.

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

Item 8.  Financial Statements and Supplementary Data

                  QUARTERLY FINANCIAL DATA (UNAUDITED)
                 (in thousands except per share amounts)

1999                             FIRST       SECOND       THIRD      FOURTH
----                             -----       ------       -----      ------
Sales                           $7,804       $8,334      $9,662      $5,893
Gross profit                     4,401        4,738       5,560       3,095
Net income                       1,283        1,512       1,873         678
Net income per share:
    Basic                         $.23         $.27        $.33        $.12
    Diluted                       $.22         $.25        $.31        $.11
Common Stock price range:
    High                      $6 13/64    $12 11/64     $14 3/8     $18 5/8
    Low                        4  7/8       5 27/64       9 3/8       9 3/4

1998                             FIRST       SECOND       THIRD      FOURTH
----                             -----       ------       -----      ------
Sales                           $7,540       $7,069      $7,029      $7,279
Gross profit                     4,211        3,955       3,901       3,767
Net income                       1,196        1,189       1,114       1,190
Net income per share:
    Basic                         $.21         $.21        $.20        $.21
    Diluted                       $.20         $.20        $.19        $.20
Common Stock price range:
    High                       $14          $12 1/4      $9 1/2      $8
    Low                         10 1/8        8 3/8       5 1/3       4 2/3


 Included in the fourth quarter of 1998 is $100,000 (net of tax - $.01 per basic share and diluted share) related to interest income on tax refunds. In addition, the effective tax rates for the fourth quarter of 1999 and 1998 were 25.2% and 28.5%, respectively, versus the estimated effective rates of 37.3% and 38.4% for the first nine months of 1999 and 1998, respectively.

 The above financial information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

                     Report of Independent Auditors

Stockholders and Board of Directors
Cognitronics Corporation

We have audited the accompanying consolidated balance sheets of Cognitronics Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cognitronics Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                    /s/ ERNST & YOUNG LLP


Stamford, Connecticut
March 3, 2000

CONSOLIDATED BALANCE SHEETS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                               December 31,
                                                             1999       1998
ASSETS                                                       ----       ----
CURRENT ASSETS
 Cash and cash equivalents                                 $ 3,992   $ 6,991
 Marketable securities                                      10,000     4,400
 Accounts receivable, less allowances of $54 and $44         6,752     4,972
 Inventories                                                 9,079     5,012
 Deferred income taxes                                         889       858
 Other current assets                                          591       766
                                                           -------   -------
   TOTAL CURRENT ASSETS                                     31,303    22,999
PROPERTY, PLANT AND EQUIPMENT, net                           1,370     1,334
GOODWILL, less amortization of $2,394 and $2,061               983     1,316
DEFERRED INCOME TAXES                                          685       809
OTHER ASSETS, less amortization of $11 in 1999                 761       622
                                                           -------   -------
                                                           $35,102   $27,080
                                                           =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                          $ 4,312   $ 1,603
 Accrued compensation and benefits                           1,176     1,066
 Income taxes payable                                          734       974
 Current maturities of debt                                     49       112
 Other accrued expenses                                        902       963
                                                           -------   -------
   TOTAL CURRENT LIABILITIES                                 7,173     4,718

LONG-TERM DEBT                                                  90       140
OTHER NON-CURRENT LIABILITIES                                2,110     2,189

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS' EQUITY
 Common Stock, par value $.20 a share; authorized
 10,000,000 shares; issued 5,841,153 and 5,597,869
 shares                                                      1,168     1,120
 Additional paid-in capital                                 14,050    13,628
 Retained earnings                                          10,688     5,359
 Cumulative other comprehensive income                          66       166
 Unearned compensation                                        (243)     (239)
                                                           -------   -------
                                                            25,729    20,034
 Less cost of 150 common shares in treasury in 1998                       (1)
                                                           -------   -------
   TOTAL STOCKHOLDERS' EQUITY                               25,729    20,033
                                                           -------   -------
                                                           $35,102   $27,080
                                                           =======   =======
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
                                                     Year ended December 31,
                                                    1999      1998      1997
                                                    ----      ----      ----
SALES                                            $31,693   $28,917   $29,521
COSTS AND EXPENSES
 Cost of products sold                            13,899    13,083    13,698
 Research and development                          2,132     1,997     1,807
 Selling, general and administrative               7,422     6,564     6,972
 Amortization of goodwill                            333       332       333
 Class action litigation                                                 956
 Other (income) expense, net                        (441)     (404)     (165)
                                                 -------   -------   -------
                                                  23,345    21,572    23,601
                                                 -------   -------   -------
 Income before income taxes                        8,348     7,345     5,920
PROVISION FOR INCOME TAXES                         3,002     2,656     2,298
                                                 -------   -------   -------
NET INCOME                                         5,346     4,689     3,622
 Currency translation adjustment                    (100)      142      (153)
                                                 -------   -------   -------
COMPREHENSIVE INCOME                             $ 5,246   $ 4,831   $ 3,469
                                                 =======   =======   =======
NET INCOME PER SHARE:
    Basic                                           $.94      $.85      $.69
                                                    ====      ====      ====
    Diluted                                         $.88      $.78      $.62
                                                    ====      ====      ====
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1997, 1998 and 1999
(dollars in thousands)

                                        Common Stock     Additional           Compre-   Unearned    Treasury
                                        Shares             Paid-In  Retained  hensive   Compensa-    Shares
                                    Outstanding  Amount    Capital  Earnings   Income      tion       Amount
                                    ----------   ------  ---------  --------  -------   --------    --------
Balance at January 1, 1997            5,213,194  $1,043    $12,250   $(2,702)    $177      $(156)
Shares issued pursuant to
 employee stock plans                   317,082      63      1,129       (21)                137
Shares returned to pay statutory
 withholding tax                        (29,415)     (6)      (170)     (199)
Currency translation adjustment                                                  (153)
Net income                                                             3,622
                                      ---------  ------    -------   -------    -----      -----
Balance at December 31, 1997          5,500,861   1,100     13,209       700       24        (19)
Shares issued pursuant to
 employee stock plans                    48,501      10        369        (3)               (220)
Shares returned to pay statutory
 withholding tax                         (5,800)     (1)       (29)      (23)
Repurchase of common shares                                                                             $(1)
Exercise of Warrants                     54,307      11         79        (4)
Currency translation adjustment                                                   142
Net income                                                             4,689
                                      ---------  ------    -------   -------     ----      -----       ----
Balance at December 31, 1998          5,597,869   1,120     13,628     5,359      166       (239)        (1)
Shares issued pursuant to
 employee stock plans                   243,284      48        422       (17)                 (4)       589
Repurchase of common shares                                                                            (588)
Currency translation adjustment                                                  (100)
Net income                                                             5,346
                                      ---------  ------    -------   -------     ----      -----       ----
Balance at December 31, 1999          5,841,153  $1,168    $14,050   $10,688     $ 66      $(243)      $  0
                                      =========  ======    =======   =======     ====      =====       ====

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands)                                         Year ended December 31,
                                                         1999     1998    1997
                                                         ----     ----    ----
OPERATING ACTIVITIES
  Net income                                            $5,346  $4,689  $3,622
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Income tax expense                                  3,002   2,656   2,298
     Depreciation and amortization                         802     769     758
     (Gain) loss on disposition of  assets                 (15)      6       3
     Shares issued as compensation                         185      40     188
     Net (increase) decrease in:
      Accounts receivable                               (1,820)   (605)   (750)
      Inventories                                       (4,111)   (569)   (602)
      Other assets                                        (296)    284    (459)
     Net increase (decrease) in:
      Accounts payable                                   2,738    (802)    732
      Accrued compensation and benefits                     34     (60)    191
      Other accrued expenses                               (62)   (793)  1,218
                                                        ------  ------  ------
                                                         5,803   5,615   7,199
      Income taxes paid                                 (2,760) (1,956) (2,712)
                                                        ------  ------  ------
      NET CASH PROVIDED BY OPERATING ACTIVITIES          3,043   3,659   4,487
                                                        ------  ------  ------

INVESTING ACTIVITIES
  Purchase of marketable securities                    (11,200) (3,700) (5,750)
  Sale of marketable securities                          5,600   3,200   3,050
  Proceeds from disposition of assets                       10      24     387
  Additions to property, plant and equipment              (483)   (539)   (381)
  Purchase of software licenses                                           (528)
                                                       -------  ------  ------
      NET CASH USED BY INVESTING ACTIVITIES             (6,073) (1,015) (3,222)
                                                       -------  ------  ------
FINANCING ACTIVITIES
  Principal payments on debt                              (111)   (174)   (433)
  Issuance of debt                                                 196     210
  Shares issued pursuant to employee stock plans           783      22     611
  Shares issued pursuant to warrants                                86
  Shares repurchased for treasury, 105,750 in 1999
    and 150 in 1998                                       (588)     (1)
  Shares returned to pay statutory withholding tax
    upon vesting of restricted stock                               (53)   (375)
                                                       -------  ------  ------
        NET CASH PROVIDED BY FINANCING ACTIVITIES           84      76      13
                                                       -------  ------  ------
EFFECT OF EXCHANGE RATE DIFFERENCES                        (53)     83     (59)
                                                       -------  ------  ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (2,999)  2,803   1,219
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR            6,991   4,188   2,969
                                                       -------  ------  ------
CASH AND CASH EQUIVALENTS - END OF YEAR                $ 3,992  $6,991  $4,188
                                                       =======  ======  ======
The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
COGNITRONICS CORPORATION AND SUBSIDIARIES

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. The Company designs, manufactures and markets voice processing products in the United States and, through a subsidiary, distributes call management and voice processing equipment in Europe.

Risks and Uncertainties. A major portion of the Company's domestic revenues is generated by sales to two customers, and a significant portion of its European distributorship revenue comes from one customer. The loss of any of these customers would have a material adverse impact on the Company. The Company's receivables are primarily from major, well-established companies in the telecommunications industry, and at December 31, 1999, three such companies accounted for 37% of the Company's accounts receivable. In addition, 50% of the Company's accounts receivable were supported by a guaranteed, irrevocable letter of credit. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well established with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

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

Cash and Cash Equivalents. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 1999, essentially all of the Company's cash and cash equivalent balances were with two financial institutions.

Marketable Securities. Marketable securities are classified as available for sale and are reported at cost. Due to their short maturities and/or reset provisions, their carrying value approximates fair value.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment. Property, plant and equipment is carried at cost less allowances for depreciation, computed in accordance with the straight-line method based on estimated useful lives. The estimated lives for machinery and equipment are 5 to 12 years and for furniture and fixtures are 4 to 10 years.

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

Income Per Share. In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. The shares used in the basic earnings per share calculations were 5,670,023, 5,542,804 and 5,233,414 and in the diluted earnings per share were 6,047,636, 5,993,077 and 5,839,815 for 1999, 1998 and 1997,
respectively.

Goodwill. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over its estimated useful life (10 years). Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

Stock Split.   All shares and per share amounts have been restated to give retroactive effect to a 3 for 2 split in the form of a dividend declared July 1999. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and charged to retained earnings.

NOTE B. VALUATION AND QUALIFYING ACCOUNTS

The allowance for doubtful accounts was increased (decreased) by $10,000, $24,000 and $(12,000) in 1999, 1998 and 1997, respectively, by credits (charges) to costs and expenses. The Company wrote off uncollectible accounts, net of recoveries, of $18,000 and $53,000 in 1998 and 1997, respectively.

NOTE C.  INVENTORIES (IN THOUSANDS):
                                                                 1999    1998
                                                                 ----    ----
Finished and in process                                        $3,947  $3,998
Materials and purchased parts                                   5,132   1,014
                                                               ------  ------
                                                               $9,079  $5,012
                                                               ======  ======

NOTE D.  PROPERTY, PLANT AND EQUIPMENT (IN THOUSANDS):
                                                                 1999    1998
                                                                 ----    ----
Machinery and equipment                                        $1,768  $1,780
Furniture and fixtures                                          2,100   1,777
                                                               ------  ------
                                                                3,868   3,557
Less allowances for depreciation                                2,498   2,223
                                                               ------  ------
                                                               $1,370  $1,334
                                                               ======  ======

NOTE E.  OTHER NON-CURRENT LIABILITIES (IN THOUSANDS):

                                                                 1999    1998
                                                                 ----    ----
Accrued officers' supplemental pension                         $  593  $  630
Accrued deferred compensation                                     305     316
Accrued pension                                                   607     647
Accrued postretirement benefit                                    800     778
                                                               ------  ------
                                                                2,305   2,371
Less current portion                                              195     182
                                                               ------  ------
                                                               $2,110  $2,189
                                                               ======  ======

NOTE F.  DEBT AND CREDIT ARRANGEMENTS

Dacon Electronics Plc has a bank line of credit of $160,000 expiring in 2000. During 1999 and 1998, no amounts were borrowed under this facility.

Long term debt (in thousands):
                                                                 1999    1998
                                                                 ----    ----
  Installment finance agreements, interest at 8% to 12%
    per annum expiring through 2003                              $139    $252
  Less current maturities of debt                                  49     112
                                                                 ----    ----
                                                                 $ 90    $140
                                                                 ====    ====
Payments on the installment finance agreements in each of the four years in the period ending December 31, 2003 are $49,000, $43,000, $35,000 and $12,000,
respectively.

Interest of $30,000, $42,000 and $53,000 was paid in 1999, 1998 and 1997, respectively.

NOTE G.  INCOME TAXES

At December 31, 1999, the consolidated retained earnings included approximately $1.3 million of retained earnings applicable to Dacon Electronics Plc, a foreign subsidiary. If the undistributed earnings were remitted, any resulting federal tax would be substantially reduced by foreign tax credits.

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

                                                         1999    1998    1997
                                                         ----    ----    ----
Current:
  Federal                                              $2,428  $1,565  $2,023
  Foreign                                                  62     377     310
  State                                                   419     370     310
                                                       ------  ------  ------
      Total current                                     2,909   2,312   2,643
                                                       ------  ------  ------
Deferred:
  Federal                                                  84     344    (345)
  State                                                     9
                                                       ------  ------  ------
      Total deferred                                       93     344    (345)
                                                       ------  ------  ------
                                                       $3,002  $2,656  $2,298
                                                       ======  ======  ======
Not reflected in the 1999, 1998 and 1997 tax provisions are $73,000, $94,000 and $509,000, respectively, of income tax benefits related to employee stock plans; such amounts were credited to additional paid-in capital.

Domestic and foreign pretax income (loss) for the years ended December 31 are as follows (in thousands):

                                                         1999    1998    1997
Domestic operations                                    $8,484  $6,357  $5,313
Foreign Operations                                       (136)    988     607
                                                       ------  ------  ------
                                                       $8,348  $7,345  $5,920
                                                       ======  ======  ======

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows (in thousands):
                                                                 1999    1998
                                                                 ----    ----
Deferred tax liabilities                                       $  238  $   79
                                                               ------  ------
Deferred tax assets:
  Inventory valuation                                             701     700
  Accrued liabilities and employee benefits                       380     313
  Accrued deferred compensation                                   333     351
  Other postretirement benefits                                   304     296
  Separate return federal operating loss carryforwards
     expiring in 2008 and 2009                                    445     445
  Other                                                            94      86
                                                               ------  ------
     Total deferred tax assets                                  2,257   2,191
  Valuation allowance                                            (445)   (445)
                                                               ------  ------
                                                                1,812   1,746
                                                               ------  ------
        Net deferred tax assets                                $1,574  $1,667
                                                               ======  ======

Valuation allowance at January 1                               $ (445) $ (686)
Credited (charged) to tax expense                                          22
Reclassified to taxes payable                                             219
                                                               ------  ------
Valuation allowance at December 31                             $ (445) $ (445)
                                                               ======  ======

A reconciliation of the statutory federal income tax rate to the effective tax rate on income for the years ended December 31, is as follows:

                                                         1999    1998    1997
                                                         ----    ----    ----
Statutory federal income tax rate                        34.0%   34.0%   34.0%
State income taxes, net of federal tax benefit            3.4     3.6     3.5
Lower foreign tax rate                                   (0.1)   (1.0)   (0.2)
Research & Development Credit                            (1.0)   (1.6)   (0.7)
Nontaxable interest income                               (1.2)   (0.7)   (0.4)
Goodwill amortization                                     1.0     1.5     1.9
Other                                                    (0.1)    0.4     0.7
                                                         ----    ----    ----
                                                         36.0%   36.2%   38.8%
                                                         ====    ====    ====
NOTE H.  OTHER (INCOME) EXPENSE, NET (IN THOUSANDS):
                                                       Year Ended December 31,
                                                         1999   1998    1997
                                                         ----   ----    ----
Interest expense                                        $  49  $  73   $  74
Interest income                                          (490)  (477)   (239)
                                                        -----  -----   -----
                                                        $(441) $(404)  $(165)
                                                        =====  =====   =====

NOTE I. COMMITMENTS

Leases. Total rental expense amounted to $532,000 in 1999, $465,000 in 1998 and $449,000 in 1997. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2004 are approximately $457,000, $399,000, $282,000, $217,000 and $0, respectively, and no amounts thereafter.

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

The components of net cost of the plan for the years ended December 31 are as follows (in thousands):
                                                          1999    1998    1997
                                                          ----    ----    ----
Interest cost on projected benefit obligation             $117    $115    $103
Actual return on plan assets                               (50)   (120)   (170)
Net amortization and deferral                              (44)     31      77
                                                          ----    ----    ----
  Net periodic pension cost                               $ 23    $ 26    $ 10
                                                          ====    ====    ====

The following table sets forth the plan's funded status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                                 1999    1998
                                                                 ----    ----
Projected benefit obligation for services rendered to date
  Beginning of year                                            $1,773  $1,542
  (Gain)loss due to change in estimates                          (152)    227
  Interest cost                                                   116     115
  Less benefits paid                                             (151)   (111)
                                                               ------  ------
  End of year                                                   1,586   1,773
                                                               ------  ------
Plan assets at fair value
  Beginning of year                                             1,258   1,200
  Actual return on plan assets                                     50     120
  Contribution                                                     63      49
  Benefits paid                                                  (151)   (111)
                                                               ------  ------
  End of year                                                   1,220   1,258
                                                               ------  ------
Plan assets less than projected benefit obligation               (366)   (515)
Unrecognized net asset, less accumulated amortization
  of $164 and $156                                                (17)    (25)
Unrecognized net gain                                            (224)   (107)
                                                               ------  ------
Accrued pension liability (included in other non-current
  liabilities)                                                 $ (607) $ (647)
                                                               ======  ======
The discount rates used in determining the projected benefit obligation were 7.75% in 1999 and 6.75% in 1998. The expected long-term rate of return on plan assets used in determining the net periodic pension cost was 7% for all years presented.

The plan assets at December 31, 1999 and 1998 were principally invested in corporate debt and equity securities.

401(k) Retirement Plan. The Company has a defined contribution plan covering substantially all domestic employees. The Company's contribution is based upon the participants' contributions. The expense was $53,000, $52,000 and $40,000 in 1999, 1998 and 1997, respectively.

Officers' Supplemental Pension Plan. The Company has an unfunded, noncontributory defined benefit pension plan covering certain retired officers.

The components of net pension cost of the plan for the years ended December 31 are as follows (in thousands):

                                                         1999    1998    1997
                                                         ----    ----    ----
Interest cost on projected benefit obligation             $34     $35     $39
Amortization of actuarial gains                            (2)     (3)     (6)
                                                          ---     ---     ---
     Net periodic pension cost                            $32     $32     $33
                                                          ===     ===     ===
The following table sets forth the plan's status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31

(in thousands):

                                                                 1999    1998
                                                                 ----    ----
Projected benefit obligations
  Balance at beginning of period                                 $543    $548
  Loss on change in estimates                                              30
  Interest expense                                                 34      35
  Less benefits paid                                              (69)    (70)
                                                                 ----    ----
  Balance at end of period                                        508     543

Unrecognized net gain                                              85      87
                                                                 ----    ----
Accrued pension liability (included in other non-current
  liabilities)                                                   $593    $630
                                                                 ====    ====
The discount rates used in determining the projected benefit obligation was 6.75% in 1999 and 1998 and 7.25% in 1997. All participants are retired and receiving benefits under the Plan and therefore future increases in compensation are not applicable.

Other Postretirement Benefit Plans. In addition to the Company's pension plans, the Company has a contributory, unfunded defined benefit plan providing certain health care benefits for domestic employees who retired prior to March 31, 1996. The participants' contributions are adjusted periodically and are based on age and length of service at time of retirement. The assumed rate of increase in the per capita cost of covered benefits used in 1998 was 7.8% decreasing to 6% after 6 years and for 1999 was 9% decreasing to 5% after 8 years. Increasing the health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation by $73,000 at December 31, 1999 and the aggregate service and interest cost component of net periodic postretirement benefit cost for 1999 by $5,000. The corresponding impact for a 1% decrease are $(64,000) and ($5,000), respectively. The weighted average discount rates used in determining the net periodic postretirement benefit cost and accumulated benefit obligation were 7.75% and 7.0% for 1999 and 1998, respectively.

The following sets forth the plan's status and accrued postretirement benefit liability recognized in the Company's Consolidated Balance Sheets at
December 31 (in thousands):
                                                                 1999    1998
                                                                 ----    ----
Actuarial present value of accumulated postretirement
   benefit obligation:                                           $733    $635
Unrecognized net gain                                              67     143
                                                                 ----    ----
Accrued postretirement benefit liability (included in
   other non-current liabilities)                                $800    $778
                                                                 ====    ====
The components of postretirement benefit cost for the years ended December 31, are as follows (in thousands):
                                                         1999    1998    1997
                                                         ----    ----    ----
     Interest cost                                        $53     $42     $36
     Net amortization                                              (8)    (18)
                                                          ---     ---     ---
      Net periodic cost                                   $53     $34     $18
                                                          ===     ===     ===

Deferred Compensation. At December 31, 1999 and 1998, the liability relating to a deferred compensation arrangement between the Company and a director and former officer of the Company was $305,000 and $316,000, respectively.

NOTE J.  STOCK PLANS

At December 31, 1999, the Company has reserved 124,250 shares of its common stock for grant to key employees under the 1990 Stock Option Plan. The plan provides for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally become exercisable in three equal annual installments on a cumulative basis commencing six months from the date of grant and expire five years (maximum ten years) after the date granted.

The Company also has the 1967 Employee Stock Purchase Plan under which 52,478 shares were reserved for grant at December 31, 1999. The purchase price is 85% of the fair market value of the stock on the date offered. Generally, rights to purchase shares under this plan expire 12 months (maximum 27 months) after the date of grant.

The Company also has a time accelerated restricted stock plan ("Restricted Stock Plan") under which 87 shares are available for grant. The plan provides for the award of shares to key employees; generally, the awards vest in five equal annual installments commencing two years after the date of the award. Vesting may be accelerated based on the achievement of certain financial performance goals.


Share information pertaining to these plans is as follows:
                                                                    Restricted
                                                Option   Purchase     Stock
                                                 Plan      Plan        Plan
                                                ------   --------   ----------
Outstanding at January 1,1997                  634,924     54,027      145,950
 Granted                                       134,250                  18,000
 Cancelled or expired                                        (707)      (1,587)
 Vested                                                               (139,413)
 Exercised                                    (247,348)   (53,320)
                                               -------     ------      -------
Outstanding at December 31, 1997               521,826          0       22,950
 Granted                                       175,725     28,603       39,000
 Cancelled or expired                           (2,000)
 Vested                                                                (20,550)
 Exercised                                      (9,501)
                                               -------     ------       ------
Outstanding at December 31, 1998               686,050     28,603       41,400
 Granted                                       142,875                  21,000
 Cancelled or expired                           (4,101)      (913)
 Vested                                                                (12,480)
 Exercised                                    (300,497)   (27,690)
                                               -------     ------       ------
Outstanding at December 31, 1999               524,327          0       49,920
                                               =======     ======       ======

The exercise price for options granted in 1997 ranged from $3.13 to $5.09, for options granted in 1998 was $6.67 and for options granted in 1999 was $9.00.
The weighted average exercise price for the 524,477 options outstanding under the Option Plan is $5.67 with expiration dates ranging from 2000 to 2004. Options were exercised under the Option Plan at weighted average exercise prices of $1.94, $1.98 and $2.08 in 1997, 1998 and 1999, respectively. Shares exercisable under the Option Plan at December 31, 1997, 1998 and 1999 were 340,075, 419,577 and 316,027, respectively.

Rights were granted under the Purchase Plan at an exercise price of $5.67 in 1998. Shares were exercised under the Purchase Plan at a weighted average price of $2.48 in 1997 and $5.67 in 1999.

Under the Restricted Stock Plan compensation expense was $184,000, $30,000 and $189,000 in 1999, 1998 and 1997, respectively.

During 1998, the Company established a stock option plan for non-employee directors and officers. The plan provided for an initial grant of options to purchase 3,000 shares to each participant (18,000 in total) at $5.50, the fair market value on the date of grant, and additional grants of 1,500 shares for each participant on August 1st of subsequent years at the then fair market value. Effective August 1, 1999, an additional 1,500 shares were granted to each participant (9,000 in all) at an exercise price of $11.17. Through December 31, 1999, no grants under this plan have been exercised. At
December 31, 1999, the Company has reserved 25,500 shares of its Common Stock for grant.

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

                                                         1999    1998    1997
                                                         ----    ----    ----
 Net income                  As reported               $5,346  $4,689  $3,622
                                                       ======  ======  ======
                             Pro forma                 $4,859  $4,442  $3,461
                                                       ======  ======  ======

 Net income per share        As reported    Basic        $.94    $.85    $.69
                                                         ====    ====    ====
                                            Diluted      $.88    $.78    $.62
                                                         ====    ====    ====
                             Pro forma      Basic        $.86    $.80    $.66
                                                         ====    ====    ====
                                            Diluted      $.81    $.75    $.60
                                                         ====    ====    ====


The estimated weighted average fair value per share of stock options granted were $5.16, $3.21 and $1.68 for 1999, 1998 and 1997, respectively. The fair value for the Stock Option and Stock Purchase Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.5%, 4.5% and 5.0%; no dividend yields; volatility factors of the expected market price of the Company's common stock of .61 in 1999 and
 .64 in 1998 and 1997; and a weighted-average expected life of the option of 3.8 years in 1999 and 1998 and 4.2 years for 1997 for the Option Plan; 9 months for all years for the Purchase Plan, and 5 years for the Directors and Officers Plan.

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

In 1998, warrants to purchase 54,307 shares of common stock at $1.58 per share were exercised and 20,693 expired.

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
                                                     1999      1998      1997
                                                     ----      ----      ----
Net sales
 United States:
   Unaffiliated customers (North America)         $24,462   $20,603   $21,550
   Intercompany transfers                             194        98       186
                                                  -------   -------   -------
                                                   24,656    20,701    21,736
 Europe                                             7,231     8,314     7,971
 Eliminations                                        (194)      (98)     (186)
                                                  -------   -------   -------
                                                  $31,693   $28,917   $29,521
                                                  =======   =======   =======
Operating profit
 United States                                    $ 9,433   $ 7,247   $ 7,587
 Europe                                              (138)      878       594
   Intercompany eliminations                          (10)       18        17
                                                   ------    ------    ------
                                                    9,285     8,143     8,198
General corporate expenses                          1,378     1,202     2,443
Other (income) expense, net                          (441)     (404)     (165)
                                                  -------   -------   -------
Income before income taxes                        $ 8,348   $ 7,345   $ 5,920
                                                  =======   =======   =======
Total assets
 United States                                    $31,238   $21,461   $17,086
   Europe                                           3,919     5,670     6,092
      Intercompany eliminations                       (55)      (51)      (55)
                                                  -------   -------   -------
                                                  $35,102   $27,080   $23,123
                                                  =======   =======   =======
Long-lived assets
 United States                                    $ 1,718   $ 1,531   $ 1,395
 Europe                                             1,432     1,757     2,144
   Intercompany eliminations                          (36)      (16)      (32)
                                                  -------   -------   -------
                                                  $ 3,114   $ 3,272   $ 3,507
                                                  =======   =======   =======
Expenditures for long-lived assets
 United States                                    $   300   $   384   $   775
 Europe                                               246       155       134
   Intercompany eliminations                          (63)        0         0
                                                  -------   -------   -------
                                                  $   483   $   539   $   909
                                                  =======   =======   =======
Depreciation and amortization
 United States                                    $   279   $   261   $   251
 Europe                                               540       525       512
   Intercompany eliminations                          (17)      (17)       (5)
                                                  -------   -------   -------
                                                  $   802   $   769   $   758
                                                  =======   =======   =======

Gross profit margin on intercompany transfers are comparable to sales to third parties. The United States operations had net sales of $1.9 million, $6.8 million and $7.4 million in 1999, 1998 and 1997, respectively, to one major customer; sales of $7.3 million, $5.2 million and $5.4 million in 1999, 1998 and 1997, respectively, to another major customer; sales of $2.9 million in 1999 and $2.4 million in 1997 to another customer and export sales of $2.9 million and $2.0 million in 1999 and 1998, respectively, to another customer. The European operations had sales of $4.6, $5.2 million and $5.0 million in 1999, 1998 and 1997, respectively, to one customer.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.


                                PART III

Item 10.   Directors and Executive Officers of the Registrant

 1. (a) The identification of the directors of the Company as of March 1, 2000 and persons nominated to become directors set forth under the caption Information Concerning Nominees in the Proxy Statement for the annual meeting of stockholders to be held on May 11, 2000 is incorporated herein by reference.

   (b) The identification of the executive officers of the Company and their positions with the Company and ages as of March 1, 2000 is set forth under the caption Executive Officers of the Company in Part I of this Annual Report on Form 10-K.

 2. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the annual meeting of stockholders to be held on May 11, 2000 is incorporated herein by reference.

Item 11.   Executive Compensation

   The information on executive compensation set forth under the caption Executive Compensation in the Proxy Statement for the annual meeting of stockholders to be held on May 11, 2000 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

   (a) and (b) Security ownership of certain beneficial owners and management set forth under the caption Security Ownership in the Proxy Statement for the annual meeting of stockholders to be held on May 11, 2000 is incorporated herein by reference.

   (c) Changes in Control.  None.

Item 13.   Certain Relationships and Related Transactions

   The information on certain relationships and related transactions set forth under the caption Certain Relationships and Related Transactions in the Proxy Statement for the annual meeting of stockholders to be held on May 11, 2000 is incorporated herein by reference.

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

 (b) There were no reports filed on Form 8-K during the fourth quarter of 1999.

                               SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2000.

                                                COGNITRONICS CORPORATION
                                                        Registrant

                                                by /s/ Garrett Sullivan
                                                       Garrett Sullivan
                                                       Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.


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

  /s/ David H. Shepard                      Director
      David H. Shepard

Form 10-K -- Item 14 (a) (1) and (2) and (d)

 (a)  (1)  Financial Statements

The following financial statements of the Company are included in Item 8.

Financial Statements Covered by Report of Independent Auditors:      PAGE

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . 11

Consolidated Balance Sheets, December 31, 1999 and December 31, 1998 . 12

Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 31, 1999 . . . . . . 13

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999 . . . . . . . . .  13

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999. . . . . . . . . . . . . . . . 14

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

4. Specimen Certificate for Common Stock (Exhibit 4-1 to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).

10.1 1990 Stock Option Plan, as amended (attached as Exhibit 10.1 to this Annual Report on Form 10-K ).

10.2 Lease, dated April 30, 1993, between Seymour R. Powers and The Danbury Industrial Corporation, landlord, and Cognitronics Corporation, tenant (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

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

10.5 1999 Executive Bonus Plan (attached as Exhibit 10.5 to this Annual Report on Form 10-K).

10.6   Cognitronics Corporation Restricted Stock Plan (attached as Exhibit
       10.6 to this Annual Report on Form 10-K).

10.7 Form of Executive Severance Agreement between certain officers and Cognitronics Corporation ( Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.8 Addendum to Executive Severance Agreement between certain officers and Cognitronics Corporation (attached as Exhibit 10.8 to this Annual Report on Form 10-K).

10.9 The Directors' Stock Option Plan (attached as Exhibit 10.9 to this Annual Report on Form 10-K).

22. List of subsidiaries of the Company as of December 31, 1999 (attached as Exhibit 22 to this Annual Report on Form 10-K).

23.    Consent of Independent Auditors, dated March 29, 2000 (attached as
       Exhibit 23 to this Annual Report on Form 10-K).




  Copies of the Exhibits to this Annual Report on Form 10-K are available upon written request to the Secretary of the Company at 3 Corporate Drive, Danbury, CT 06810-4130 and payment of $35.00 for a complete set of the Exhibits or $.25 per page for any part thereof (minimum $5.00).