Form 10-Q
period 2000-03-31
COGNITRONICS CORP
filed 2000-05-10
CIK 21438

CONFORMED

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the

       Securities Exchange Act of 1934

For the period ended March 31, 2000

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000.

     Common Stock, par value $0.20 per share -- 5,862,379 shares
Part I, Item 1.

                COGNITRONICS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                             March 31,       December 31,
                                               2000              1999
                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 6,035           $ 3,992
  Marketable securities                       8,000            10,000
  Accounts receivable, net                    3,746             6,752
  Inventories                                 9,305             9,079
  Deferred income taxes                         889               889
  Other current assets                          594               591
                                            -------           -------
      TOTAL CURRENT ASSETS                   28,569            31,303

PROPERTY, PLANT AND EQUIPMENT, NET            1,428             1,370
GOODWILL, NET                                   900               983
DEFERRED INCOME TAXES                           685               685
OTHER ASSETS                                    767               761
                                            -------           -------
                                            $32,349           $35,102
                                            =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,305           $ 4,312
  Accrued compensation and benefits             759             1,176
  Income taxes payable                          841               734
  Current maturities of debt                     49                49
  Other accrued expenses                        966               902
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,920             7,173

LONG-TERM DEBT                                   78                90
OTHER NON-CURRENT LIABILITIES                 2,104             2,110

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000
    shares; issued 5,862,379 and
    5,841,153 shares                          1,173             1,168
  Additional paid-in capital                 14,115            14,050
  Retained earnings                          11,163            10,688
  Cumulative other comprehensive income           8                66
  Unearned compensation                        (212)             (243)
                                            -------           -------
      TOTAL STOCKHOLDERS' EQUITY             26,247            25,729
                                            -------           -------
                                            $32,349           $35,102
                                            =======           =======



See Note to Condensed Consolidated Financial Statements.

                COGNITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   AND COMPREHENSIVE INCOME (UNAUDITED)
             (dollars in thousands except per share amounts)


                                                Three Months Ended
                                                     March 31,

                                                 2000        1999
                                                 ----        ----

SALES                                           $5,925      $7,804

COST AND EXPENSES:
  Cost of products sold                          2,842       3,403
  Research and development                         585         553
  Selling, general and
     administrative                              1,761       1,798
  Amortization of goodwill                          83          83
  Other (income)expense, net                      (101)        (82)
                                                ------      ------
                                                 5,170       5,755
                                                ------      ------
  Income before income taxes                       755       2,049
PROVISION FOR INCOME TAXES                         280         766
                                                ------      ------
NET INCOME                                         475       1,283
Currency translation adjustment                    (58)        (98)
                                                ------      ------
COMPREHENSIVE INCOME                            $  417      $1,185
                                                ======      ======
NET INCOME PER SHARE:

  Basic                                           $.08        $.23
                                                  ====        ====
  Diluted                                         $.08        $.22
                                                  ====        ====
Weighted average number of
   shares outstanding:

  Basic                                       5,853,751   5,550,630
                                              =========   =========
  Diluted                                     6,265,123   5,855,841
                                              =========   =========



See Note to Condensed Consolidated Financial Statements.

                COGNITRONICS CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (dollars in thousands)

                                                 Three Months Ended
                                                       March 31,

                                                2000            1999
                                                ----            ----
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                       $  218           $1,342
                                              ------           ------
INVESTING ACTIVITIES
  Purchase of marketable securities                            (3,600)
  Sale of marketable securities                2,000
  Additions to property, plant and
    equipment, net                              (175)             (88)
                                              ------           ------
   NET CASH PROVIDED(USED) BY
      INVESTING ACTIVITIES                     1,825           (3,688)
                                              ------           ------
FINANCING ACTIVITIES
  Repurchase of 69,500 shares for treasury                       (579)
  Principal payments on debt                     (12)             (32)
  Common stock issued pursuant to employee
    stock plans 21,226 shares                     70
                                              ------           ------
   NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                        58             (611)
                                              ------           ------
EFFECT OF EXCHANGE RATE DIFFERENCES              (58)             (51)
                                              ------           ------
INCREASE(DECREASE)IN CASH AND
  CASH EQUIVALENTS                             2,043           (3,008)
CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                   3,992            6,991
                                              ------           ------
CASH AND CASH EQUIVALENTS - END OF PERIOD     $6,035           $3,983
                                              ======           ======

INCOME TAXES PAID                             $  177           $  258
                                              ======           ======

INTEREST EXPENSE PAID                         $    7           $   14
                                              ======           ======



See Note to Condensed Consolidated Financial Statements.
     NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             March 31, 2000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Inventories (in thousands):
                                        March 31,          December 31,
                                          2000                 1999
                                          ----                 ----
Finished and in process                  $4,662              $3,947
Materials and purchased parts             4,643               5,132
                                         ------              ------
                                         $9,305              $9,079
                                         ======              ======

Other Non-Current Liabilities (in thousands):


                                        March 31,          December 31,
                                          2000                 1999
                                          ----                 ----
Accrued supplemental pension plan        $  584              $  593
Accrued deferred compensation               302                 305
Accrued pension expense                     610                 607
Accrued post-retirement benefit             803                 800
                                         ------              ------
                                          2,299               2,305
     Less current portion                   195                 195
                                         ------              ------
                                         $2,104              $2,110
                                         ======              ======

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for dilutive earnings per share they are included.


Operations by Industry Segments and Geographic Areas:

                                                Three Months Ended
                                                     March 31,
                                                 2000         1999
                                                 ----         ----
Net Sales
  United States:
    Unaffiliated Customers
     (North America)                           $ 3,721     $ 5,738
    Intercompany transfers                                      84
                                               -------     -------
                                                 3,721       5,822
  Europe                                         2,204       2,066
  Intercompany eliminations                                    (84)
                                               -------     -------
                                               $ 5,925     $ 7,804
                                               =======     =======
Operating Profit
  United States                                $   842     $ 2,170
  Europe                                           124         199
  Intercompany eliminations                                    (44)
                                               -------     -------
                                                   966       2,325
  General Corporate Expense                        312         358
  Other (income) expense                          (101)        (82)
                                               -------     -------
  Income before income taxes                   $   755     $ 2,049
                                               =======     =======
Total Assets
  United States                                $28,229     $22,797
  Europe                                         4,182       4,878
  Intercompany eliminations                        (62)        (82)
                                               -------     -------
                                               $32,349     $27,593
                                               =======     =======

Item 2.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income for the quarter ended March 31, 2000 was $.5 million ($.08 per diluted share), down from $1.3 million ($.22 per diluted share) in the comparable 1999 quarter.

Consolidated sales for the first quarter of 2000 decreased $1.9 million, or 24%, from the prior year period. Sales of domestic operations decreased $2 million, or 35%. As previously reported, from the fourth quarter of 1999 through February of 2000, the Company experienced a slowdown of sales order bookings of the McIAS 16xx product line. As a result, the domestic operation's first quarter sales were lower than the comparable period of the prior year. This was offset, in part, by sales of $.5 million of the new CX product line. The UK distributorship operations sales for the quarter ended March 31, 2000 increased $.1 million (7%) from the prior year period. This is attributable to increased sales volume offset, in part, by a 3% decrease in exchange rates.

The gross margin percentage was approximately 52% in the 2000 quarter versus 56% in the prior year. This decrease is attributable to the decrease in the domestic operation's sales volume.

Research and development expense increased 6% from the same period in 1999 primarily due to higher personnel related expenses.

Other (income) expense increased due to interest earned on higher available cash balances and marketable securities.

The Company's effective tax rate for was 37% for both periods. Under Statement of Financial Accounting Standards No. 109, the Company has recognized future tax benefits that management believes will be realized.

Liquidity and Sources of Capital

Net cash flow from operations for the three months ended March 31, 2000 was $.2 million versus $1.3 million in 1999; this decrease in cash flow is attributable to the lower income. The increase in cash provided by investing activities of $1.8 million in 2000 versus a use of $3.7 million in 1999 reflects a decrease versus an increase in marketable securities. The net cash used for financing activities in 1999 primarily reflects the repurchase of shares for treasury.

Working capital and the ratio of current assets to current liabilities increased to $24.6 million and 7.3:1 at March 31, 2000 compared to $24.1 million and 4.4:1 at December 31, 1999. The improvement in the current ratio is mainly due to the reduction in accounts payable.

During the remainder of 2000, the Company may repurchase up to an additional 194,000 shares of its common stock and anticipates purchasing $.5 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents, marketable securities and the cash flow from operations in 2000 will be sufficient to meet these needs.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers and third party suppliers, intellectual property rights, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and Exchange Commission filings.



Item 3.  Market Risk

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provisions, a change in interest rates would not have a material impact on their value.

Exchange rate fluctuations will impact the results of operation and the net assets of the Company's UK distributorship operations. At March 31, 2000, the UK distributorship operations had net assets of $2.5 million. During the three months ended March 31, 2000 the UK pound depreciated 3% versus the US dollar. The impact of this rate change was reflected in the currency translation adjustment. The Company does not hedge this foreign currency net asset exposure.



                                 Part II

Item 6.  Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed during the current quarter.









                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COGNITRONICS CORPORATION
                                              Registrant



Date: May 9, 2000                 By
                                       /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                          and Chief Financial Officer