Form 10-Q
period 2000-06-30
COGNITRONICS CORP
filed 2000-08-14
CIK 21438

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the

       Securities Exchange Act of 1934

For the period ended June 30, 2000

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.

      Common Stock, par value $0.20 per share  5,763,979 shares

Part I, Item 1.
                COGNITRONICS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                            June 30,        December 31,
                                              2000              1999
                                           ----------       ------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 3,994           $ 3,992
  Marketable securities                       8,000            10,000
  Accounts receivable, net                    5,955             6,752
  Inventories                                 8,195             9,079
  Deferred income taxes                         975               889
  Other current assets                        1,385               591
                                            -------           -------
      TOTAL CURRENT ASSETS                   28,504            31,303

PROPERTY, PLANT AND EQUIPMENT, NET            1,369             1,370
GOODWILL, NET                                   817               983
DEFERRED INCOME TAXES                           679               685
OTHER ASSETS                                    739               761
                                            -------           -------
                                            $32,108           $35,102
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,145           $ 4,312
  Accrued compensation and benefits             917             1,176
  Income taxes payable                          631               734
  Current maturities of debt                     49                49
  Other accrued expenses                        732               902
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,474             7,173

LONG-TERM DEBT                                   66                90
OTHER NON-CURRENT LIABILITIES                 2,098             2,110

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 20,000,000
    shares; issued 5,863,379
    and 5,841,153 shares                      1,173             1,168
  Additional paid-in capital                 14,099            14,050
  Retained earnings                          12,679            10,688
  Cumulative other comprehensive income        (108)               66
  Unearned compensation                        (416)             (243)
                                            -------           -------
                                             27,427            25,729
    Less cost of 99,400
     shares in treasury                        (957)
                                            -------           -------
      TOTAL STOCKHOLDERS' EQUITY             26,470            25,729
                                            -------           -------
                                            $32,108           $35,102
                                            =======           =======
See Note to Condensed Consolidated Financial Statements.

                COGNITRONICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                     COMPREHENSIVE INCOME (UNAUDITED)
             (dollars in thousands, except per share amounts)


                            Three Months Ended       Six Months Ended
                                 June 30,                 June 30,
                            ------------------       ----------------
                             2000        1999        2000       1999
                             ----        ----        ----       ----

NET SALES                   $8,437     $8,334      $14,362    $16,138

COST AND EXPENSES:
  Cost of products sold      3,610      3,596        6,452      6,999
  Research and development     604        540        1,189      1,093
  Selling, general and
     administrative          1,842      1,822        3,603      3,620
  Amortization of goodwill      83         83          166        166
  Other (income), net         (134)      (101)        (235)      (183)
                            ------     ------      -------    -------
                             6,005      5,940       11,175     11,695
                            ------     ------      -------    -------
Income before income taxes   2,432      2,394        3,187      4,443
PROVISION FOR INCOME TAXES     916        882        1,196      1,648
                            ------     ------       ------    -------
NET INCOME                   1,516      1,512        1,991      2,795

Currency translation
 adjustment                   (116)       (30)        (174)      (128)
                            ------     ------      -------    -------
COMPREHENSIVE INCOME        $1,400     $1,482      $ 1,817    $ 2,667
                            ======     ======      =======    =======
NET INCOME PER SHARE:
  Basic                       $.26       $.27         $.34       $.50
                              ====       ====         ====       ====
  Diluted                     $.25       $.25         $.32       $.47
                              ====       ====         ====       ====

Weighted average number
of outstanding shares:
  Basic                  5,814,685  5,518,663    5,829,322  5,538,141
                         =========  =========    =========  =========
  Diluted                6,106,288  6,018,690    6,182,278  5,961,337
                         =========  =========    =========  =========



See Note to Condensed Consolidated Financial Statements.

                COGNITRONICS CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (dollars in thousands)

                                                   Six Months Ended
                                                       June 30,
                                                 --------------------
                                                 2000            1999
                                                 ----            ----


NET CASH PROVIDED BY OPERATIONS                 $   63          $2,388

INVESTING ACTIVITIES
  Purchases of marketable securities                            (5,800)
  Sales of marketable securities                 2,000           2,000
  Loans to employees                              (638)
  Additions to property, plant and
     equipment, net                               (241)           (180)
                                                ------          ------
   NET CASH PROVIDED(USED) BY
      INVESTING ACTIVITIES                       1,121          (3,980)
                                                ------          ------

FINANCING ACTIVITIES
  Repurchase of 128,200 and
    105,750 shares for treasury                 (1,235)           (588)
  Principal payment of debt                        (24)            (77)
  Shares issued pursuant to employee
    stock plans, 25,026 and 31,746 shares           96             133
                                                ------          ------
   NET CASH (USED) PROVIDED BY
     FINANCING ACTIVITIES                       (1,163)           (532)
                                                ------          ------

EFFECT OF EXCHANGE RATE DIFFERENCES                (19)            (59)
                                                ------          ------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                             2          (2,183)
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                    3,992           6,991
                                                ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $3,994          $4,808
                                                ======          ======

INCOME TAXES PAID                               $1,385          $1,549
                                                ======          ======

INTEREST EXPENSE PAID                           $   12          $   15
                                                ======          ======



See Note to Condensed Consolidated Financial Statements.

     NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              June 30, 2000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Inventories (in thousands):
                                         June 30,          December 31,
                                           2000                 1999
                                         --------          ------------
Finished and in process                   $4,464              $3,947
Materials and purchased parts              3,731               5,132
                                          ------              ------
                                          $8,195              $9,079
                                          ======              ======

Other Non-Current Liabilities (in thousands):
                                         June 30,          December 31,
                                           2000                 1999
                                         --------          ------------
Accrued supplemental pension plan         $  575              $  593
Accrued deferred compensation                299                 305
Accrued pension                              613                 607
Accrued other post-retirement
   benefit                                   806                 800
                                          ------              ------
                                           2,293               2,305
    Less current portion                     195                 195
                                          ------              ------
                                          $2,098              $2,110
                                          ======              ======

Common Stock

During the three months ended June 30, 2000 and June 30, 1999, the Company granted 26,000 and 21,000 shares of common stock, under the Restrictive Stock Plan and recorded $236,000 and $189,000 of unearned compensation expense, respectively. For the six months ended June 30, 2000 and 1999, 25,026 and 31,746 options were exercised.

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded; whereas, for dilutive earnings per share, they are included.

Operations by Industry Segments and Geographic Areas:

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                 ------------------     ----------------
                                  2000        1999      2000        1999
                                  ----        ----      ----        ----
 Net Sales
  United States:
    Unaffiliated Customers
     (North America)            $6,980      $6,623    $10,701    $12,361
    Intercompany transfers          55          46         55        129
                                ------      ------    -------    -------
                                 7,035       6,669     10,756     12,490

  Europe                         1,457       1,711      3,661      3,777
  Intercompany eliminations        (55)        (46)       (55)      (129)
                                ------      ------    -------    -------
                                $8,437      $8,334    $14,362    $16,138

Operating Profit
  United States                 $2,901      $2,664    $ 3,743    $ 4,834
  Europe                          (238)        (22)      (114)       177
  Intercompany eliminations        (42)                   (42)       (45)
                                ------      ------    -------    -------
                                 2,621       2,642      3,587      4,966
  General Corporate Expense        323         349        635        706
  Other (income), net             (134)       (101)      (235)      (183)
                                ------      ------    -------    -------
  Income before income taxes    $2,432      $2,394    $ 3,187    $ 4,443
                                ======      ======    =======    =======
Total Assets
  United States                                       $28,230    $24,608
  Europe                                                3,943      4,591
  Intercompany eliminations                               (65)       (81)
                                                      -------    -------
                                                      $32,108    $29,118
                                                      =======    =======

Item 2.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income was $1,516,000 and $1,991,000, respectively, for the three and six-month periods ended June 30, 2000 versus $1,512,000 and $2,795,000, respectively, in the prior year periods.

Consolidated sales for the quarter ended June 30, 2000 increased $.1 million (1%) to $8.4 million due to sales increases by domestic operations of $.4 million substantially offset by lower sales volume by the UK distributorship operations. The domestic sales increase was due to an increase in the indirect channels. In the quarter ended June 30, 1999, indirect sales included $.7 million to a distributor in Mexico. Sales of the Company's UK distributorship operations decreased $.3 million due to lower volume to its largest customer and an unfavorable exchange rate. Consolidated sales for the six months ended June 30, 2000 decreased $1.8 million due to a sales decrease in the domestic operations.

Gross margin percentage was 57% for the three months and 55% for the six months ended June 30, 2000 and 57% in each of the comparable 1999 periods. The decrease in the six-month period ended June 30, 2000 versus the prior year period is due to a lower proportion of sales attributable to the US operations.

Research and development expenses increased $64,000 (12%) and $96,000 (9%) in the three and six-month periods ended June 30, 2000 primarily due to higher headcount and an increase in wage rates for technical staff.

Selling, general and administrative expenses for the 2000 periods were essentially unchanged versus the comparable periods of the prior year as increases in personnel costs in the UK operations were offset by lower expenses in the US operations.

Other (income) increased due to interest earned on higher available cash balances and marketable securities.

The Company's effective tax rate for the 2000 periods was 38% versus 37% for 1999 periods. This increase is primarily attributable to lower pretax earnings in the Company's UK distributorship operations.

Liquidity and Sources of Capital

Net cash flow from operations for the six months ended June 30, 2000 was $.1 million versus $2.4 million in 1999. In 2000, cash flow from operations was adversely impacted by a payment of $3.2 million in accounts payable. The increase in cash provided by investing activities reflects the net decrease in marketable securities offset by an increase in employee loans. The net cash used for financing activities in 2000 primarily reflects the repurchase of shares for treasury.

Working capital and the ratio of current assets to current liabilities increased to $25.0 million and 8.2:1 at June 30, 2000 compared to $24.1 million and 4.4:1 at December 31, 1999. The improvement in 2000 is mainly due to the reduction of $3.2 million of accounts payable during the six months ended June 30, 2000.

During the remainder of 2000, the Company may repurchase up to an additional 65,900 shares of its common stock and anticipates purchasing $.3 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents, marketable securities and the cash flow from operations in 2000 will be sufficient to meet these needs.

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

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At June 30, 2000, the UK distributorship operations had net assets of $2.2 million. During the six months ended June 30, 2000, the UK pound depreciated 7.4% versus the US dollar. The impact of this rate change was reflected in the currency translation adjustment. The Company does not hedge this foreign currency net asset exposure.

                                  PART II

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Stockholders was held on May 11, 2000.

(c) The following matters were voted upon by stockholders:

                                           Withheld              Broker
                                 For      or Against  Abstain  Non-votes

1. Election of seven
   Directors -
    Edward S. Davis           5,145,574    293,439              92,099
    Brian J. Kelley           5,144,332    294,681              92,099
    Jack Meehan               5,145,782    293,231              92,099
    William A. Merritt        5,146,742    292,271              92,099
    Timothy P. Murphy         5,141,046    297,967              92,099
    David H. Shepard          4,966,620    472,393              92,099
    Roy A. Strutt             5,147,332    291,681              92,099

2. To approve the adoption
   of an amendment to the
   Certificate of Incorpora-
   tion to increase the autho-
   rized shares of Common
   Stock to 20,000,000        5,129,221    298,000    11,792    92,099

3. To approve a proposal
   to amend the Company's
   1990 Stock Option Plan     5,003,943    413,652    21,418    92,099

4. To approve a proposal
   to amend the Company's
   Restricted Stock Plan      5,223,612    201,015    14,386    92,099

5. To approve a proposal
   to amend the Company's
   Directors' Stock
   Option Plan                5,179,047    230,083    29,883    92,099

6. To approve the selection
   of Ernst & Young LLP as
   independent auditors       5,367,942     50,164    20,907    92,099

Item 6.    Exhibits and reports on Form 8-K

(a) Index to Exhibits

   Exhibit

    3.1    Amendment to Certificate of Incorporation, dated July
           25, 2000 (attached as Exhibit 3.1 to this Quarterly
           Report on Form 10-Q).

   10.1    1990 Stock Option Plan, as amended (attached as Exhibit
           10.1 to this Quarterly Report on Form 10-Q).

   10.2 Cognitronics Corporation Restricted Stock Plan, as amended (attached as Exhibit 10.2 to this Quarterly
           Report on Form 10-Q).

   10.3 The Directors' Stock Option Plan, as amended (attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q).

(b) No reports on Form 8-K were filed during the current quarter.



                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: August 14, 2000          By    /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                          and Chief Financial Officer