Form 10-Q
period 2000-09-30
COGNITRONICS CORP
filed 2000-11-13
CIK 21438

<PAGE 1>

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the

       Securities Exchange Act of 1934

For the period ended September 30, 2000

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.

      Common Stock, par value $0.20 per share  5,726,649 shares

Part I, Item 1.
                COGNITRONICS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                          September 30,     December 31,
                                              2000              1999
                                          -------------     ------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 5,897           $ 3,992
  Marketable securities                       9,400            10,000
  Accounts receivable, net                    4,701             6,752
  Inventories                                 7,771             9,079
  Deferred income taxes                         988               889
  Other current assets                        1,419               591
                                            -------           -------
      TOTAL CURRENT ASSETS                   30,176            31,303

PROPERTY, PLANT AND EQUIPMENT, NET            1,304             1,370
GOODWILL, NET                                   734               983
DEFERRED INCOME TAXES                           679               685
OTHER ASSETS                                    706               761
                                            -------           -------
                                            $33,599           $35,102
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,464           $ 4,312
  Accrued compensation and benefits           1,046             1,176
  Income taxes payable                          590               734
  Current maturities of debt                     49                49
  Other accrued expenses                        846               902
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,995             7,173

LONG-TERM DEBT                                   54                90
OTHER NON-CURRENT LIABILITIES                 2,042             2,110

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 20,000,000
    shares; issued 5,863,379
    and 5,841,153 shares                      1,173             1,168
  Additional paid-in capital                 14,096            14,050
  Retained earnings                          14,184            10,688
  Cumulative other comprehensive income        (182)               66
  Unearned compensation                        (372)             (243)
                                            -------           -------
                                             28,899            25,729
  Less cost of 136,730 shares in treasury    (1,391)
                                            -------           -------
      TOTAL STOCKHOLDERS' EQUITY             27,508            25,729
                                            -------           -------
                                            $33,599           $35,102
                                            =======           =======
See Note to Condensed Consolidated Financial Statements.

                   COGNITRONICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)


                               Three Months Ended       Nine Months Ended
                                 September 30,            September 30,
                               ------------------       -----------------
                                2000        1999         2000       1999
                                ----        ----         ----       ----

NET SALES                     $8,404      $9,662      $22,766    $25,800

COST AND EXPENSES:
  Cost of products sold        3,774       4,102       10,226     11,101
  Research and development       595         601        1,784      1,694
  Selling, general and
     administrative            1,802       1,992        5,405      5,612
  Amortization of goodwill        83         83           249        249
  Other (income), net           (189)      (114)         (424)      (297)
                              ------     ------       -------    -------
                               6,065      6,664        17,240     18,359
                              ------     ------       -------    -------
Income before income taxes     2,339      2,998         5,526      7,441
PROVISION FOR INCOME TAXES       834      1,125         2,030      2,773
                              ------     ------       -------    -------
NET INCOME                     1,505      1,873         3,496      4,668

Currency translation
 adjustment                      (74)        60          (248)       (68)

COMPREHENSIVE INCOME          $1,431     $1,933       $ 3,248    $ 4,600
                              ======     ======       =======    =======
NET INCOME PER SHARE:
  Basic                         $.26       $.33          $.60       $.83
                                ====       ====          ====       ====
  Diluted                       $.25       $.31          $.57       $.78
                                ====       ====          ====       ====

Weighted average number
of outstanding shares:
  Basic                    5,730,585  5,740,697      5,798,452  5,620,257
                           =========  =========      =========  =========
  Diluted                  6,111,467  6,115,934      6,168,835  6,004,062
                           =========  =========      =========  =========






See Note to Condensed Consolidated Financial Statements.

                   COGNITRONICS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                   Nine Months Ended
                                                      September 30,
                                                   -----------------
                                                   2000          1999
                                                   ----          ----

NET CASH PROVIDED BY OPERATIONS                  $3,868        $2,859

INVESTING ACTIVITIES
  Purchases of marketable securities             (2,000)       (5,800)
  Sales of marketable securities                  2,600         2,000
  Loans to employees                               (638)
  Additions to property, plant and
     equipment, net                                (276)         (296)
                                                 ------        ------
   NET CASH (USED) BY INVESTING ACTIVITIES         (314)       (4,096)
                                                 ------        ------

FINANCING ACTIVITIES
  Repurchase of 166,880 and
    105,750 shares for treasury                  (1,681)         (588)
  Principal payment of debt                         (36)          (93)
  Shares issued pursuant to employee stock
    option plans, 26,376 and 315,202 share s        105           691
                                                 ------        ------
   NET CASH (USED) PROVIDED BY
     FINANCING ACTIVITIES                        (1,612)           10
                                                 ------        ------

EFFECT OF EXCHANGE RATE DIFFERENCES                 (37)          (57)
                                                 ------        ------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                          1,905        (1,284)
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                     3,992         6,991
                                                 ------        ------
CASH AND CASH EQUIVALENTS - END OF PERIOD        $5,897        $5,707
                                                 ======        ======

INCOME TAXES PAID                                $2,272        $3,199
                                                 ======        ======

INTEREST EXPENSE PAID                            $   15        $   29
                                                 ======        ======



See Note to Condensed Consolidated Financial Statements.

     NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            September 30, 2000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Inventories (in thousands):
                                       September 30,       December 31,
                                           2000                1999
                                       -------------       -----------
Finished and in process                   $4,754              $3,947
Materials and purchased parts              3,017               5,132
                                          ------              ------
                                          $7,771              $9,079
                                          ======              ======
Other Non-Current Liabilities (in thousands):

                                       September 30,       December 31,
                                           2000                1999
                                       -------------       ------------
Accrued supplemental pension plan         $  566              $  593
Accrued deferred compensation                295                 305
Accrued pension                              559                 607
Accrued other post-employment
   benefit                                   809                 800
                                          ------              ------
                                           2,229               2,305
    Less current portion                     187                 195
                                          ------              ------
                                          $2,042              $2,110
                                          ======              ======


Common Stock

During the nine months ended September 30, 2000 and September 30, 1999, the company granted 26,000 and 21,000 shares of common stock under the Restricted Stock Plan and recorded $236,000 and $189,000 of unearned compensation expense, respectively.

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and restricted stock are excluded; whereas, for dilutive earnings per share, they are included.

Operations by Industry Segments and Geographic Areas:

                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                 ------------------     -----------------
                                  2000        1999      2000        1999
                                  ----        ----      ----        ----
 Net Sales
  United States:
    Unaffiliated Customers
     (North America)            $6,321      $7,775    $17,022    $20,136
    Intercompany transfers                      26         55        156
                                ------      ------    -------    -------
                                 6,321       7,801     17,077     20,292

  Europe                         2,083       1,887      5,744      5,664
  Intercompany eliminations                    (26)       (55)      (156)
                                ------      ------    -------    -------
                                $8,404      $9,662    $22,766    $25,800
                                ======      ======    =======    =======
Operating Profit
  United States                 $2,477      $3,339    $ 6,220    $ 8,173
  Europe                           (15)        (31)      (129)       146
  Intercompany eliminations         69          14         27        (31)
                                ------      ------    -------    -------
                                 2,531       3,322      6,118      8,288
  General Corporate Expense        381         438      1,016      1,144
  Other (income), net             (189)       (114)      (424)      (297)
                                ------      ------    -------    -------
  Income before income taxes    $2,339      $2,998    $ 5,526    $ 7,441
                                ======      ======    =======    =======
Total Assets
  United States                                       $29,515    $27,379
  Europe                                                4,121      4,251
  Intercompany eliminations                               (37)       (68)
                                                      -------    -------
                                                      $33,599    $31,562
                                                      =======    =======

Item 2.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income was $1,505,000 and $3,496,000, respectively, for the three and nine-month periods ended September 30, 2000 versus $1,873,000 and $4,668,000, respectively, in the prior year periods.

Consolidated sales for the quarter ended September 30, 2000 decreased $1.3 million (13%) to $8.4 million versus the prior year period. Included in 1999 third quarter sales were shipments by the domestic operations of $2.3 million to Mexico versus none in 2000. This decrease was offset, in part, by sales of $.5 million of the Company's CX product line. Sales by the UK distributorship operations increased by $.2 million due to higher sales of new products, offset, in part, by a $.3 million (31%) decrease in sales to its principal customer and by an unfavorable foreign exchange impact. Consolidated sales for the nine months ended September 30, 2000 decreased
$3 million (12%) from the prior year period. Included in sales for 1999 were shipments by the domestic operations of $2.9 million to Mexico versus none in 2000. The sales of the Company's UK distributorship operations increased $.1 million from the prior year period; however, sales to its principal customer decreased $.9 million (26%) due to lower volume and the operation was also impacted by unfavorable exchange rates. For both the three months and the nine months ended September 30, 2000 the Company's UK distributorship operations has experienced significant decreases in sales to its principal customer. The Company is unable to determine whether this trend will continue.

Gross margin percentage was 55% for the three months and nine months ended September 30, 2000 and 58% and 57%, respectively, in the comparable 1999 periods. The decreases versus the prior year periods are due to a lower proportion of sales attributable to the US operations and the unfavorable impact of foreign exchange on the UK operations.

Research and development expenses increased $90,000 (5%) in the nine-month period ended September 30, 2000 primarily due to higher headcount and an increase in wage rates for technical staff.

Selling, general and administrative expenses decreased $.2 million (10%) and $.2 million (4%), respectively, for the 2000 periods versus the comparable periods of the prior year as increases in personnel costs in the UK operations were offset by weakening of the pound against the dollar and lower commissions and bonuses in the US operations.

Other (income) increased due to higher available cash balances and marketable securities and higher interest rates.

The Company's effective tax rate was approximately 36% for the quarter ended September 30, 2000 versus 37% for the other periods presented.

Liquidity and Sources of Capital

Net cash flow from operations for the nine months ended September 30, 2000 was $3.9 million versus $2.9 million in 1999. In the comparison to 1999, cash flow from operations was favorably impacted by a reduction in accounts receivable and inventories, offset by a reduction of $2.9 million in accounts payable. The net cash used for financing activities in 2000 primarily reflects the repurchase of shares for treasury.

Working capital and the ratio of current assets to current liabilities increased to $26.2 million and 7.6:1 at September 30, 2000 compared to $24.1 million and 4.4:1 at December 31, 1999. The improvement in 2000 is mainly due to the results of operation.

During the remainder of 2000, the Company may repurchase up to an additional 227,120 shares of its common stock and anticipates purchasing $.3 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents, marketable securities and the cash flow from operations in 2000 will be sufficient to meet these needs.

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

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At September 30, 2000, the UK distributorship operations had net assets of $2.2 million. During the nine months ended September 30, 2000, the UK pound depreciated
11% versus the US dollar. The impact of this rate change was reflected in the currency translation adjustment. The Company does not hedge this foreign currency net asset exposure.


                                 PART II


Item 6.    Exhibits and reports on Form 8-K


No exhibits or reports on Form 8-K were filed during the current quarter.









                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COGNITRONICS CORPORATION
                                              Registrant


Date: November 13, 2000          By    /s/ Garrett Sullivan
                                           Garrett Sullivan, Treasurer
                                                and Chief Financial Officer