Form 10-K
period 2000-12-31
COGNITRONICS CORP
filed 2001-04-02
CIK 21438

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2000,
       or
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from       to

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001:

        Common Stock, par value $0.20 per share -- $38,113,000

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2001:

      Common Stock, par value $0.20 per share --5,519,378 shares

Documents incorporated by reference:   Portions of the Proxy Statement for
the annual meeting of stockholders to be held on May 17, 2001 are incorporated by reference into Part III.

                          TABLE OF CONTENTS


                                PART I

Item                                                              Page

 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . 5
 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 5
 4.   Submission of Matters to a Vote of Security Holders. . . . . . 5
      Executive Officers of the Company. . . . . . . . . . . . . . . 6


                               PART II

 5.   Market for Company's Common Equity and Related Stockholder
       Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . 7
 7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations . . . . . . . . . . . . . . . . . . 7
 7a.  Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . .10
 8.   Financial Statements and Supplementary Data. . . . . . . . . .10
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . .24


                               PART III

10.   Directors and Executive Officers of the Company. . . . . . . .24
11.   Executive Compensation . . . . . . . . . . . . . . . . . . . .24
12.   Security Ownership of Certain Beneficial Owners and
       Management. . . . . . . . . . . . . . . . . . . . . . . . . .24
13.   Certain Relationships and Related Transactions . . . . . . . .24


                               PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form
       8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .24















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

 (c) (i) A description of the fields of voice processing in which the Company operates and its products are as follows:

Domestic Operations.   These products are sold directly to telecommunication
service providers or through switch manufacturers who distribute the Company's products.

      Intelligent Announcers. The Company's McIAS(TM) 16xx product family has been primarily used by Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) to provide voice announcements in connection with custom calling features (CLASS), such as selective call forwarding and caller originator trace. Number change intercept is another important feature provided.

       The 16xx is available in two versions: a lower cost configuration which provides network announcement functionality, is available as a 1607/68 (1 T-1 span capacity) and a 1610/68 (3 T-1 span capacity). The second version of this series is a UNIX(R)-based platform which utilizes many of the same components as the /68 series and is known as McIAS 16xx/IP. "IP" designates an Intelligent Peripheral, indicating the ability to serve as a voice peripheral to any manufacturer's switch and delivering multiple application capability.

      The McIAS 16xx/IP is available as a 1607/IP, a 1610/IP, and a 1623/IP. Features include an open architecture, scalable processing power and disk drives, and centralized administration. Application examples include number change with call completion, automated attendant, voice mail and time and temperature announcements.

      A new product line, the CX Series, was announced and sales began in 1999. This family of products provides greater capacity and increased functionality to meet telecommunication service providers' network needs in Advanced Intelligent Network ("AIN") and packet switched environments. Included in the CX capabilities are a new MultiResource Line Card and support for several key AIN protocols such as SS7, SR-3511, GR-1129-CORE and ISDN-PRI. The CX is also designed and planned to be IP Telephony and ATM ready by providing key packet switched network support such as MGCP, MEGACO, RTP/RTCP, H. 323, SIP and others.

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

       (iii) The Company has adequate sources for obtaining raw materials, components and supplies to meet production requirements and did not experience difficulty during 2000 in obtaining such materials, supplies and components.

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

       (vii) In 2000, revenues included sales of $12.6 million to Siemens Carrier Networks LLC. and $2.8 million to Nortel Inc. The Company's U.K. operations had sales of $3.7 million to British Telecommunications Plc in 2000. Over the past several years, a major portion of the revenues of the domestic operations has come from two or three large customers, and a significant portion of the revenues of the UK operations has come from one customer. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

       (viii) The dollar amount of orders believed by the Company to be firm as of December 31, 2000 and 1999, amounted to $1.1 million and $.5 million, respectively. Substantially all of the orders as of December 31, 2000, can reasonably be expected to be filled during 2001.

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

       (xi) Expenditures for research and development activities, as determined in accordance with generally accepted accounting principles, amounted to $2.4
million in 2000, $2.1 million in 1999 and $2.0  million in 1998.   In addition,
the estimated dollar amount spent on the improvement of existing products or techniques was $.2 million in each of the years.

       (xii) Material effects of compliance with Federal, State or local provisions regulating the discharge of materials into the environment or
otherwise relating to the protection of the environment.     Inapplicable.

       (xiii) At December 31, 2000, the Company and its subsidiaries employed 103 people.

 (d) Sales to foreign customers primarily represent sales of Dacon Electronics Plc. (incorporated in the United Kingdom) of $7.3 million in 2000, $7.2 million in 1999 and $8.3 million in 1998. Additional information about foreign operations is included in Note K to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

      Further, there were export-type sales (primarily North America) of approximately $.2 million in 2000, $3.5 million in 1999 and $2.4 million in 1998. Export sales do not involve any greater business risks than do sales to domestic customers and, in certain instances, the Company obtains an irrevocable letter of credit or payment prior to shipment of products to the customer. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.

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


Item 4.   Submission of Matters to a Vote of Security Holders

      Inapplicable.

                  Executive Officers of the Company

The executive officers of the Company, their positions with the Company and ages as of March 1, 2001 are as follows:
  NAME                 POSITION(S) AND OFFICE(S)                      AGE
  ----                 -------------------------                      ---
  Brian J. Kelley      President and Chief Executive
                       Officer; Director                               49

  Kenneth G. Brix      Vice President                                  54

  Harold F. Mayer      Secretary                                       71

  Michael N. Keefe     Vice President                                  45

  Roy A. Strutt        Vice President; Director                        44

  Garrett Sullivan     Treasurer and Chief Financial Officer           55

  Emmanuel A. Zizzo    Vice President                                  60

      No family relationships exist between the executive officers of the Company. Each of the executive officers was elected to serve until the next annual meeting of the Board of Directors or until his successor shall have been elected and qualified.

      Mr. Kelley has been President and Chief Executive Officer of the Company since 1994. Prior to that he held senior management positions with TIE/Communications, Inc. from 1986 to 1994.

      Mr. Brix has been a Vice President of the Company since 1994 with responsibility for U.S. sales and marketing. Prior to that he held senior management positions from 1987 to 1994.

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

      Mr. Zizzo has been a Vice President of the Company since 1995 with responsibility for operations, primarily manufacturing, purchasing and physical facilities, prior to which he had been Director of Operations since 1994. He was an independent consultant from 1993 to 1994. Prior to that he held senior management positions with TIE/Communications, Inc.for more than five years.

                               PART II

Item 5.   Market for Company's Common Equity and Related Stockholder
Matters

 (a) and (b) Cognitronics' Common Stock is traded on the American Stock Exchange under the symbol CGN. On March 1, 2001, there were 711 stockholders of record; the Company estimates that the total number of beneficial owners was approximately 3,200. Information on quarterly stock prices is set forth in
Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

 (c) The Company has never paid a cash dividend on its Common Stock and has used its cash for the development of its business. In 1998, 2000 and 2001, the Company announced its intention to repurchase up to 300,000, 200,000 and 500,000 shares, respectively, of its Common Stock. The Company repurchased 150 shares of its Common Stock in 1998, 105,750 in 1999 and 331,000 in 2000. The Company has no present intention of paying a cash dividend, and payment of any future dividends will depend upon the Company's earnings, financial condition and other relevant factors.

Item 6.  Selected Financial Data
                                         Year ended December 31,
                                    (in thousands except per share data)
OPERATING RESULTS                     2000     1999     1998     1997     1996
                                      ----     ----     ----     ----     ----
Revenues                           $31,836  $31,693  $28,917  $29,521  $17,343
Net income                           4,530    5,346    4,689    3,622    1,099
Net income per share:
      Basic                           $.79     $.94     $.85     $.69     $.22
      Diluted                          .74      .88      .78      .62      .20
Weighted average number of basic
      shares outstanding             5,754    5,670    5,543    5,233    5,074
Weighted average number of diluted
      shares outstanding             6,092    6,048    5,993    5,840    5,378

FINANCIAL POSITION
Working capital                    $25,830  $24,130  $18,281  $13,112  $ 8,745
Total assets                        32,998   35,102   27,080   23,123   17,511
Stockholders' equity                26,988   25,729   20,033   15,014   10,612
Stockholders' equity per share       $4.85    $4.40    $3.58    $2.73    $2.04
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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company reported net income of $4.5 million, $5.3 million and $4.7 million for 2000, 1999 and 1998, respectively.

      In 2000, sales value of the Company's domestic operations and its UK distributorship operations were essentially the same as 1999. The unit volume in the domestic operations increased approximately 20% while the sales value increased only $.1 million. This was due to unfavorable distribution channel mix and a volume discount given for a large purchase of McIAS 1623/IPs ($5.9 million) in the fourth quarter of 2000. The increased sales due to this large purchase were offset by lack of sales to Mexico in 2000 ($2.9 million in 1999) and lower shipments to CLEC's. The Company's backlog at December 31, 2000 was $1.1 million versus $.5 million in 1999. Recently, there have been reductions in telecommunication infrastructure buildout, as reported by major telecommunication equipment suppliers, and this is reflected in the Company's sales order flow. In both 2000 and 1999, a major portion of the Company's domestic revenue came from one customer and a significant portion of its UK distributorship revenue came from one customer. The loss of either of these customers would have a material adverse impact on the Company.

      Consolidated gross margin decreased 4% to 52% in 2000 from 56% in 1999 primarily due to a decrease of 4% in the domestic operation's gross margin attributable to channel mix and a discount given on a large purchase.

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

      In 1999, consolidated gross margin percentage improved 1% to 56% from 55% in 1998, primarily due to an increase of 2.7% in the domestic operations' gross margin attributable to improved product mix and higher volume. This was offset, in part, by a 3.5% decrease in the UK distributorship's gross margin due to unfavorable product mix and exchange rates.

      In 2000 and 1999, research and development increased $.3 million (15%) and $.1 million (7%), respectively, in each year versus the prior year due to higher personnel costs. The Company anticipates an acceleration in the rate of increase in spending for research and development.

      Selling, general and administrative expenses for 2000 was approximately the same as the prior year. In 1999, these costs increased $.9 million (13%) due to an increase of $.7 million (20%) in the domestic operations and $.1 million (5%) in the UK distributorship operations. The increase in the domestic operations was due to higher sales commissions and bonuses.

      Other income of $.6 million in 2000 and $.4 million in 1999 and 1998 is primarily interest income. The increase in 2000 from 1999 is due to higher interest rates and higher balances of cash and marketable securities.

 The Company's effective tax rate for 2000 was 34% versus 36% for 1999 and

1998. The reduction in the effective rate in 2000 from 1999 is attributable to a reversal of a $156,000 tax reserve. The provision for income taxes is discussed in Note G to Consolidated Financial Statements. Under Financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize these benefits, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $4.1 million. The current deferred tax benefit of $.7 million is primarily attributable to inventory provisions, the recognition of such loss, for tax purposes, is, in large measure, within the control of the Company. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. The Company's U.S. pretax income was $7.4 million, $8.4 million and $6.0 million in 2000, 1999 and 1998, respectively. Based on this, management anticipates that the Company will generate sufficient taxable income in the future to realize these benefits.

 The effect of inflation has not had a major impact on the operating results of the Company over the past few years. Technological advances and productivity improvements are continually being applied to reduce costs, thus reducing inflationary pressures on the operating results of the Company.

      Exchange rate changes will impact the reported dollar sales and cost of sales of the Company's UK distributorship operations. In addition, at December 31, 2000, the Company's UK distributorship operations had net assets of $1.9 million, which would be impacted by changes in foreign exchange rates. However, the impact of such rate change would be reflected in the translation adjustment recorded in the equity section of the balance sheet. The Company does not hedge this foreign currency net asset exposure.

Liquidity and Sources of Capital

 Net cash provided by operations was $3.5 million, $3.0 million and $3.7 million in 2000, 1999 and 1998, respectively, primarily due to the results of operations. In 2000, cash provided by operating activities increased from 1999 due to a smaller net increase in working capital accounts. In 1999, cash provided by operating activities decreased from 1998 due to increased accounts receivable, inventories and tax payments, offset, in part, by increases in accounts payable. Cash used by investing activities was $.7 million, $6.1 million and $1 million in 2000, 1999 and 1998, respectively. Cash used for investing activities included additions to property, plant and equipment of $.5 million in all years. Also included in 2000 were loans to officers of $.7 million. The Company had net sales of marketable securities of $.6 million in 2000 and net purchases of $5.6 million and $.5 million in 1999 and 1998, respectively. Cash used by financing activities of $3.2 million in 2000 primarily relates to the repurchase of the Company's common stock. Cash provided by financing activities was $.1 million in 1999 and 1998.

Working capital increased to $25.8 million at December 31, 2000 from $24.1 million at December 31, 1999 and $18.3 million at December 31, 1998. The ratio of current assets to current liabilities was 7.6:1 at December 31, 2000 versus 4.4:1 at December 31, 1999 and 4.9:1 at December 31, 1998. The increase in 2000 is due to the results of operations and the reduction in accounts payable, offset, in part, by the repurchase of Company shares and reduction in inventory levels. The decrease in 1999 was due to a volume purchase of inventory items at a favorable price occurring in the last quarter of 1999.

      The Company anticipates making capital expenditures of approximately $1 million, incurring increased research and development expenditures and the repurchase of up to 563,100 shares of its Common Stock in 2001. Management believes that the cash and cash equivalents at December 31, 2000 and the cash flow from operations in 2001 will be sufficient to meet its needs.


Certain Factors That May Affect Future Results

      From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to:

       Product demand fluctuations in the timing and volume of customer requests for our products.

       Telecommunication systems industry and general economic conditions.

       Competitive pressure on selling prices.

       Market acceptance of our products and our customer's products.

       Costs associated with possible litigation or settlement, including those related to the use of ownership of intellectual property.

       Loss of a major customer. A few customers account for a major portion of the Company sales. A loss of such a customer would have a major adverse impact on the Company's results.

       Third party suppliers increase the risk that we may not have adequate supply to meet demand.

       Introduction of new products. Our markets are subject to technological change, so our success depends on our ability to develop and introduce new products.

       The markets in which we compete are highly competitive. Some of our competitors have significantly greater financial and other resources than us.

       Our future success is dependent on our ability to attract and retain our key design engineering, sales and executive personnel. There is intense competition for qualified personnel, in particular, design engineers, and we may not be able to attract and train engineers and other qualified personnel necessary for the development and introduction of new products or to replace engineers or other qualified personnel that may leave our employ.

       Our expense levels, in the short term, are fixed. Sales variances from quarter to quarter would have a significant effect on the results of operations.

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



Item 8.  Financial Statements and Supplementary Data

                 QUARTERLY FINANCIAL DATA (UNAUDITED)
               (in thousands except per share amounts)

2000                                 FIRST      SECOND       THIRD      FOURTH
----                                 -----      ------       -----      ------
Sales                               $5,925      $8,437      $8,404      $9,070
Gross profit                         3,083       4,827       4,630       3,876
Net income                             475       1,516       1,505       1,034
Net income per share:
    Basic                             $.08        $.26        $.26        $.18
    Diluted                           $.08        $.25        $.25        $.18
Common Stock price range:
    High                            $27.25      $15.00      $15.50      $11.51
    Low                              11.13        8.63       10.75        8.00

1999                                 FIRST      SECOND       THIRD      FOURTH
----                                 -----      ------       -----      ------
Sales                               $7,804      $8,334      $9,662      $5,893
Gross profit                         4,401       4,738       5,560       3,095
Net income                           1,283       1,512       1,873         678
Net income per share:
    Basic                             $.23        $.27        $.33        $.12
    Diluted                           $.22        $.25        $.31        $.11
Common Stock price range:
    High                             $6.20      $12.17      $14.38      $18.63
    Low                               4.88        5.42        9.38        9.75


      The gross margin percentage in the fourth quarter of 2000 was 43% versus 55% for the nine months ended September 30, 2000 and 53% in the fourth quarter of 1999 primarily due to channel mix and a discount given on a large purchase.

      The effective tax rates for the fourth quarter of 2000 and 1999 were 24.5% and 25.2%, respectively, versus the estimated effective rates of 36.7% and 37.3% for the first nine months of 2000 and 1999, respectively.

      The above financial information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

                    Report of Independent Auditors

Stockholders and Board of Directors
Cognitronics Corporation

We have audited the accompanying consolidated balance sheets of Cognitronics Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cognitronics Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



/s/ ERNST & YOUNG LLP



Stamford, Connecticut
March 2, 2001

CONSOLIDATED BALANCE SHEETS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)

                                                                 December 31,
                                                                2000      1999
                                                                ----      ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  $ 3,499   $ 3,992
  Marketable securities                                        9,400    10,000
  Accounts receivable, less allowances of $53 and $37          7,760     6,752
  Inventories                                                  6,557     9,079
  Deferred income taxes                                          746       889
  Other current assets including loans to officers
   of $1,062 and $377                                          1,783       591
                                                             -------   -------
       TOTAL CURRENT ASSETS                                   29,745    31,303

PROPERTY, PLANT AND EQUIPMENT, net                             1,373     1,370
GOODWILL, less amortization of $2,726 and $2,394                 651       983
DEFERRED INCOME TAXES                                            762       685
OTHER ASSETS, less amortization of $148 and $11                  467       761
                                                             -------   -------
                                                             $32,998   $35,102
                                                             =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                           $ 1,560   $ 4,312
  Accrued compensation and benefits                            1,128     1,176
  Income taxes payable                                           532       734
  Current maturities of debt                                      43        49
  Other accrued expenses                                         652       902
                                                             -------   -------
       TOTAL CURRENT LIABILITIES                               3,915     7,173

LONG-TERM DEBT                                                    47        90
OTHER NON-CURRENT LIABILITIES                                  2,048     2,110

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a share; authorized
   10,000,000 shares; issued 5,863,829 and 5,841,153 shares    1,173     1,168
  Additional paid-in capital                                  14,123    14,050
  Retained earnings                                           15,218    10,688
  Cumulative other comprehensive income/(loss)                  (182)       66
  Unearned compensation                                         (332)     (243)
                                                             -------   -------
                                                              30,000    25,729
  Less cost of 300,550 common shares in treasury in 2000      (3,012)
                                                             -------   -------
       TOTAL STOCKHOLDERS' EQUITY                             26,988    25,729
                                                             -------   -------
                                                             $32,998   $35,102
                                                             =======   =======
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
                                                    Year ended December 31,
                                                  2000        1999        1998
                                                  ----        ----        ----
SALES                                          $31,836     $31,693     $28,917
COSTS AND EXPENSES
  Cost of products sold                         15,420      13,899      13,083
  Research and development                       2,445       2,132       1,997
  Selling, general and administrative            7,351       7,422       6,564
  Amortization of goodwill                         332         333         332
  Other (income) expense, net                     (619)       (441)       (404)
                                               -------     -------     -------
                                                24,929      23,345      21,572
                                               -------     -------     -------
 Income before income taxes                      6,907       8,348       7,345
PROVISION FOR INCOME TAXES                       2,377       3,002       2,656
                                               -------     -------     -------
NET INCOME                                       4,530       5,346       4,689
      Currency translation adjustment             (248)       (100)        142
                                               -------     -------     -------
COMPREHENSIVE INCOME/(LOSS)                    $ 4,282     $ 5,246     $ 4,831
                                               =======     =======     =======
NET INCOME PER SHARE:
    Basic                                         $.79        $.94        $.85
    Diluted                                       $.74        $.88        $.78
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1998, 1999 and 2000
(dollars in thousands)

                                     Common Stock   Additional               Compre-     Unearned    Treasury
                                     Shares            Paid-In    Retained    hensive     Compensa-    Shares
                                    Issued  Amount    Capital    Earnings     Income       tion       Amount
                                    ------  ------  ----------   --------    --------    ---------   --------
Balance at January 1, 1998       5,500,861  $1,100     $13,209    $   700       $  24        $ (19)
Shares issued pursuant to
 employee stock plans               48,501      10         369         (3)                    (260)
Shares returned to pay
 statutory withholding tax          (5,800)     (1)        (29)       (23)
Repurchase of common shares                                                                           $    (1)
Exercise of Warrants                54,307      11          79         (4)
Currency translation adjustment                                                   142
Net income                                                          4,689                       40
                                 ---------  ------     -------    -------       -----        -----    -------
Balance at December 31, 1998     5,597,869   1,120      13,628      5,359         166         (239)        (1)
Shares issued pursuant to
 employee stock plans              243,284      48         422        (17)                    (188)       589
Repurchase of common shares                                                                              (588)
Currency translation adjustment                                                  (100)
Net income                                                          5,346                      184
                                 ---------  ------     -------    -------       -----        -----    -------
Balance at December 31, 1999     5,841,153   1,168      14,050     10,688          66         (243)         0
Shares issued pursuant to
 employee stock plans               22,676       5          73                                (235)       294
Repurchase of common shares                                                                            (3,306)
Currency translation adjustment                                                  (248)
Net income                                                          4,530                      146
                                 ---------  ------     -------    -------       -----        -----    -------
Balance at December 31, 2000     5,863,829  $1,173     $14,123    $15,218       $(182)       $(332)   $(3,012)
                                 =========  ======     =======    =======       ======       ======   =======

The accompanying notes to consolidated financial statements are an integral part of these statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands)
                                                      Year ended  December 31,
                                                     2000      1999       1998
                                                     ----      ----       ----
OPERATING ACTIVITIES
 Net income                                        $4,530    $5,346     $4,689
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Income tax expense                               2,377     3,002      2,656
   Depreciation and amortization                      943       802        769
   (Gain) loss on disposition of assets                (5)      (15)         6
   Shares issued as compensation                      146       185         40
   Net (increase) decrease in:
    Accounts receivable                            (1,108)   (1,820)      (605)
    Inventories                                     2,363    (4,111)      (569)
    Other assets                                      215      (169)       284
   Net increase (decrease) in:
    Accounts payable                               (2,698)    2,738       (802)
    Accrued compensation and benefits                (107)       34        (60)
    Other accrued expenses                           (217)      (62)      (793)
                                                   ------    ------     ------
                                                    6,439     5,930      5,615
   Income taxes paid                               (2,971)   (2,760)    (1,956)
   NET CASH PROVIDED BY OPERATING ACTIVITIES       ------    ------     ------
                                                    3,468     3,170      3,659
                                                   -------   ------     ------
INVESTING ACTIVITIES
 Purchase of marketable securities                 (2,800)  (11,200)    (3,700)
 Sale of marketable securities                      3,400     5,600      3,200
 Loans to officers                                   (712)     (127)
 Proceeds from disposition of assets                   20        10         24
 Additions to property, plant and equipment          (534)     (483)      (539)
 Purchase of software licenses                        (50)
                                                   ------    ------     ------
  NET CASH USED BY INVESTING ACTIVITIES              (676)   (6,200)    (1,015)
                                                   ------    ------     ------
FINANCING ACTIVITIES
 Principal payments on debt                           (49)     (111)      (174)
 Issuance of debt                                                          196
 Shares issued pursuant to employee stock plans       107       783         22
 Shares issued pursuant to warrants                                         86
 Shares repurchased for treasury,331,000,
  105,750  and 150                                 (3,306)     (588)        (1)
 Shares returned to pay statutory withholding
  tax upon vesting of restricted stock                                     (53)
                                                   ------    ------     ------
  NET CASH (USED) PROVIDED BY FINANCING
   ACTIVITIES                                      (3,248)       84         76
                                                   ------    ------     ------
EFFECT OF EXCHANGE RATE DIFFERENCES                   (37)      (53)        83
                                                   ------    ------     ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (493)   (2,999)     2,803
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR       3,992     6,991      4,188
                                                   ------    ------     ------
CASH AND CASH EQUIVALENTS - END OF YEAR            $3,499    $3,992     $6,991
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

Risks and Uncertainties. A major portion of the Company's domestic revenues is generated by sales to two customers, and a significant portion of its European distributorship revenue comes from one customer. The loss of any of these customers would have a material adverse impact on the Company. The Company's receivables are primarily from major, well-established companies in the telecommunications industry, and at December 31, 2000, one such company accounted for 75% of the Company's accounts receivable. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well established with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

Principles of Consolidation. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue. Revenue is recognized when earned. The Company generally recognizes revenue from product sales upon shipment and in certain instances upon acceptance by the customer.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The carrying amounts of the Company's financial instruments (trade receivables/payables and other short-term and long-term debt) due to their terms and maturities approximate fair value.

Cash and Cash Equivalents. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2000, essentially all of the Company's cash and cash equivalent balances were with two financial institutions.

Marketable Securities. Marketable securities are classified as available for sale and are reported at cost. Due to their short maturities and/or reset provisions, their carrying value approximates fair value.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment. Property, plant and equipment is carried at cost less allowances for depreciation, computed in accordance with the straight-line method based on estimated useful lives. The estimated lives for machinery and equipment are 5 to 12 years and for furniture and fixtures are 4 to 10 years. Repairs and maintenance are expensed when incurred.

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

Income Per Share. In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. The shares used in the basic earnings per share calculations were 5,753,734, 5,670,023 and 5,542,804 and in the diluted earnings per share were 6,091,964, 6,047,636 and 5,993,077 for 2000, 1999 and
1998, respectively.

Goodwill. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method over its estimated useful life (10 years). Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

Stock Split. All share and per share amounts have been restated to give retroactive effect to a 3 for 2 split in the form of a dividend declared in July 1999. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and charged to retained earnings.

NOTE B. VALUATION AND QUALIFYING ACCOUNTS

The allowance for doubtful accounts was increased by $16,000, $10,000 and $24,000 in 2000, 1999 and 1998, respectively, by charges to costs and expenses. The Company wrote off uncollectible accounts, net of recoveries, of $10,000 and $18,000 in 1999 and 1998, respectively.

NOTE C.  INVENTORIES (IN THOUSANDS):
                                                                 2000     1999
                                                                 ----     ----
Finished and in process                                        $4,320   $3,947
Materials and purchased parts                                   2,237    5,132
                                                               ------   ------
                                                               $6,557   $9,079
                                                               ======   ======

NOTE D.  PROPERTY, PLANT AND EQUIPMENT (IN THOUSANDS):
                                                                 2000     1999
                                                                 ----     ----
Machinery and equipment                                        $1,995   $1,768
Furniture and fixtures                                          2,110    2,100
                                                               ------   ------
                                                                4,105    3,868
Less allowances for depreciation                                2,732    2,498
                                                               ------   ------
                                                               $1,373   $1,370
                                                               ======   ======

NOTE E.  OTHER NON-CURRENT LIABILITIES (IN THOUSANDS):
                                                                 2000     1999
                                                                 ----     ----
Accrued officers' supplemental pension                         $  553   $  593
Accrued deferred compensation                                     291      305
Accrued pension                                                   568      607
Accrued postretirement benefit                                    825      800
                                                               ------   ------
                                                                2,237    2,305
Less current portion                                              189      195
                                                               ------   ------
                                                               $2,048   $2,110
                                                               ======   ======

NOTE F.  DEBT AND CREDIT ARRANGEMENTS

Dacon Electronics Plc has a bank line of credit of $145,000 expiring in 2001. During 2000 and 1999, no amounts were borrowed under this facility.

Long term debt (in thousands):
                                                                    2000  1999
                                                                    ----  ----
Installment finance agreements, interest at 8% to 12% per annum
 expiring through 2003                                               $90  $139
 Less current maturities of debt                                      43    49
                                                                     ---  ----
                                                                     $47  $ 90
                                                                     ===  ====
Payments on the installment finance agreements in each of the three years in the period ending December 31, 2003 are $43,000, $35,000 and $12,000, respectively.

Interest of $31,000, $30,000 and $42,000 was paid in 2000, 1999 and 1998, respectively.

NOTE G.  INCOME TAXES

At December 31, 2000, consolidated retained earnings included approximately $1.1 million of retained earnings applicable to Dacon Electronics Plc, a foreign subsidiary. If the undistributed earnings were remitted, any resulting federal tax would be substantially reduced by foreign tax credits.

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):
                                                        2000     1999     1998
                                                        ----     ----     ----
Current:
 Federal                                              $1,989   $2,428   $1,565
 Foreign                                                 (24)      62      377
 State                                                   346      419      370
                                                      ------   ------   ------
       Total current                                   2,311    2,909    2,312
                                                      ------   ------   ------
Deferred:
 Federal                                                  55       84      344
 State                                                    11        9
                                                      ------   ------   ------
       Total deferred                                     66       93      344
                                                      ------   ------   ------
                                                      $2,377   $3,002   $2,656
                                                      ======   ======   ======
Not reflected in the 2000, 1999 and 1998 tax provisions are $29,000, $73,000 and $94,000, respectively, of income tax benefits related to employee stock plans; such amounts were credited to additional paid-in capital. The provision for 2000 reflects the reversal of a $156,000 tax reserve.

Domestic and foreign pretax income (loss) for the years ended December 31 are as follows (in thousands):
                                                          2000    1999    1998
                                                          ----    ----    ----
Domestic operations                                     $7,439  $8,484  $6,357
Foreign Operations                                        (532)   (136)    988
                                                        ------  ------  ------
                                                        $6,907  $8,348  $7,345
                                                        ======  ======  ======

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows (in thousands):
                                                                 2000     1999
                                                                 ----     ----
Deferred tax liabilities                                       $  187   $  238
                                                               ------   ------
Deferred tax assets:
 Inventory valuation                                              504      701
 Accrued liabilities and employee benefits                        445      380
 Accrued deferred compensation                                    309      333
 Other postretirement benefits                                    312      304
 Separate return federal operating loss carryforwards
  expiring in 2008 and 2009                                       445      445
 Other                                                            125       94
                                                               ------   ------
      Total deferred tax assets                                 2,140    2,257
 Valuation allowance                                             (445)    (445)
                                                               ------   ------
                                                                1,695    1,812
                                                               ------   ------
        Net deferred tax assets                                $1,508   $1,574
                                                               ======   ======

No amounts have been credited or charged to tax expense for the valuation allowance in 2000 or 1999.

A reconciliation of the statutory federal income tax rate to the effective tax rate on income for the years ended December 31, is as follows:

                                                            2000   1999   1998
                                                            ----   ----   ----
Statutory federal income tax rate                           34.0%   34.0% 34.0%
State income taxes, net of federal tax benefit               3.4     3.4   3.6
Lower foreign tax rate                                              (0.1) (1.0)
Research & Development Credit                               (0.3)   (1.0) (1.6)
Nontaxable interest income                                  (1.7)   (1.2) (0.7)
Goodwill amortization                                        1.2     1.0   1.5
Other                                                       (2.2)    (.1)  0.4
                                                            ----    ----  ----
                                                            34.4%   36.0% 36.2%
                                                            ====    ====  ====

NOTE H.  OTHER (INCOME) EXPENSE, NET (IN THOUSANDS):
                                                       Year Ended December 31,
                                                       2000     1999      1998
                                                       ----     ----      ----
Interest expense                                      $  50    $  49     $  73
Interest income                                        (669)    (490)     (477)
                                                      -----    -----     -----
                                                      $(619)   $(441)    $(404)
                                                      =====    =====     =====

NOTE I. COMMITMENTS

Leases. Total rental expense amounted to $500,000 in 2000, $532,000 in 1999 and $465,000 in 1998. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2006 are approximately $424,000, $327,000,$253,000, $4,000 and $0, respectively, and no amounts thereafter.

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

The components of net cost of the plan for the years ended December 31 are as follows (in thousands):
                                                              2000  1999  1998
                                                              ----  ----  ----
Interest cost on projected benefit obligation                 $116  $117  $115
Actual (return)/loss on plan assets                             25   (50) (120)
Net amortization and deferral                                 (123)  (44)    31
                                                              ----  ----  ----
      Net periodic pension cost                               $ 18  $ 23  $ 26
                                                              ====  ====  ====

The following table sets forth the plan's funded status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at
December 31 (in thousands):
                                                                  2000    1999
                                                                  ----    ----
Projected benefit obligation for services rendered to date
  Beginning of year                                             $1,586  $1,773
    Gain due to change in estimates                                (33)   (152)
    Interest cost                                                  116     116
    Less benefits paid                                            (102)   (151)
                                                                ------  ------
  End of year                                                    1,567   1,586
                                                                ------  ------
Plan assets at fair value
  Beginning of year                                              1,220   1,258
    Actual return on plan assets                                   (25)     50
    Contribution                                                    56      63
    Less benefits paid                                            (102)   (151)
                                                                ------  ------
  End of year                                                    1,149   1,220
                                                                ------  ------

Plan assets less than projected benefit obligation                (418)   (366)
Unrecognized net asset, less accumulated amortization
 of $172 and $164                                                   (8)    (17)
Unrecognized net gain                                             (142)   (224)
                                                                ------  ------
Accrued pension liability (included in other non-current
 liabilities)                                                   $ (568) $ (607)
                                                                ======  ======
The discount rates used in determining the projected benefit obligation were
7.5 % in 2000 and 7.75% in 1999. The expected long-term rate of return on plan assets used in determining the net periodic pension cost was 7% for all years presented.

The plan assets at December 31, 2000 and 1999 were principally invested in corporate debt and equity securities.

401(k) Retirement Plan. The Company has a defined contribution plan covering substantially all domestic employees. The Company's contribution is based upon the participants' contributions. The expense was $54,000, $53,000 and $52,000 in 2000, 1999 and 1998, respectively.

Officers' Supplemental Pension Plan. The Company has an unfunded, noncontributory defined benefit pension plan covering certain retired officers.

The components of net pension cost of the plan for the years ended December 31 are as follows (in thousands):

                                                            2000   1999   1998
                                                            ----   ----   ----
Interest cost on projected benefit obligation                $32    $34    $35
Amortization of actuarial gains                               (3)    (2)    (3)
                                                             ---    ---    ---
Net periodic pension cost                                    $29    $32    $32
                                                             ===    ===    ===

The following table sets forth the plan's status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at
December 31 (in thousands):
                                                                   2000   1999
                                                                   ----   ----
Projected benefit obligations
  Balance at beginning of period                                   $508   $543
      Interest expense                                               32     34
      Less benefits paid                                            (68)   (69)
                                                                   ----   ----
  Balance at end of period                                          472    508
Unrecognized net gain                                                81     85
                                                                   ----   ----
Accrued pension liability (included in other non-current
 liabilities)                                                      $553   $593
                                                                   ====   ====
The discount rate used in determining the projected benefit obligation was 6.75% for all three years presented. All participants are retired and receiving benefits under the Plan and therefore future increases in compensation are not applicable.

Other Postretirement Benefit Plans. In addition to the Company's pension plans, the Company has a contributory, unfunded defined benefit plan providing certain health care benefits for domestic employees who retired prior to March 31, 1996. The participants' contributions are adjusted periodically and are based on age and length of service at time of retirement. The assumed rate of increase in the per capita cost of covered benefits used for 1999 was 9% decreasing to 5% after 8 years and for 2000 was 10% decreasing to 5% after 10 years. Increasing the health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation by $83,000 at December 31, 2000 and the aggregate service and interest cost component of net periodic postretirement benefit cost for 2000 by $6,000.
The corresponding impact for a 1% decrease are $73,000 and $5,000, respectively. The weighted average discount rates used in determining the net periodic postretirement benefit cost and accumulated benefit obligation were 7.5% and 7.75% for 2000 and 1999, respectively.

The following sets forth the plan's status and accrued postretirement benefit liability recognized in the Company's Consolidated Balance Sheets at
December 31 (in thousands):
                                                                   2000   1999
                                                                   ----   ----
Actuarial present value of accumulated postretirement benefit
obligation:                                                        $834   $733
Unrecognized net gain/(loss)                                         (9)    67
                                                                   ----   ----
Accrued postretirement benefit liability (included in other
 non-current liabilities)                                          $825   $800
                                                                   ====   ====

The components of postretirement benefit cost for the years ended December 31, are as follows (in thousands):
                                                            2000   1999   1998
                                                            ----   ----   ----
       Interest cost                                         $61    $53    $42
       Net amortization                                                     (8)
                                                             ---    ---    ---
           Net periodic cost                                 $61    $53    $34
                                                             ===    ===    ===

Deferred Compensation. At December 31, 2000 and 1999, the liability relating to a deferred compensation arrangement between the Company and a director and former officer of the Company was $291,000 and $305,000, respectively.

NOTE J.  STOCK PLANS

At December 31, 2000, the Company has reserved 176,575 shares of its common stock for grant to key employees under the 1990 Stock Option Plan. The plan provides for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally become exercisable in three equal annual installments on a cumulative basis commencing six months from the date of grant and expire five years (ten years for awards granted after 1999) after the date granted.

The Company also has the 1967 Employee Stock Purchase Plan under which 52,478 shares were reserved for grant at December 31, 2000 The purchase price is 85% of the fair market value of the stock on the date offered. Generally, rights to purchase shares under this plan expire 12 months (maximum 27 months) after the date of grant.

The Company also has a time accelerated restricted stock plan ("Restricted Stock Plan") under which 14,687 shares are available for grant. The plan provides for the award of shares to key employees; generally, the awards vest in five equal annual installments commencing two years after the date of the award. Vesting may be accelerated based on the achievement of certain financial performance goals.


Share information pertaining to these plans is as follows:



                                                                    Restricted
                                                 Option   Purchase     Stock
                                                  Plan      Plan        Plan
                                                 ------   --------  ----------
Outstanding at January 1, 1998                  521,826          0      22,950
      Granted                                   175,725     28,603      39,000
      Cancelled or expired                       (2,000)
      Vested                                                           (20,550)
      Exercised                                  (9,501)
                                                -------     ------      ------
Outstanding at December 31, 1998                686,050     28,603      41,400
      Granted                                   142,875                 21,000
      Cancelled or expired                       (4,101)      (913)
      Vested                                                           (12,480)
      Exercised                                (300,497)   (27,690)
                                                -------     ------      ------
Outstanding at December 31, 1999                524,327          0      49,920
      Granted                                   202,900                 26,000
      Cancelled or expired                       (5,225)                  (600)
      Vested                                                            (8,280)
      Exercised                                 (27,126)
                                                -------     ------      ------
Outstanding at December 31, 2000                694,876          0      67,040
                                                =======     ======      ======

The exercise price for options granted in 1998 was $6.67, for options granted in 1999 was $9.00 and for options granted in 2000 ranged from $9.06 to $9.70.

The weighted average exercise price for the 694,876 options outstanding under the Option Plan is $6.73 with expiration dates ranging from 2001 to 2010. Options were exercised under the Option Plan at weighted average exercise prices of $1.98, $2.08 and $3.95 in 1998, 1999 and 2000, respectively. Shares exercisable under the Option Plan at December 31, 1998, 1999 and 2000 were 419,577, 316,027 and 457,943, respectively.

Rights were granted under the Purchase Plan at an exercise price of $5.67 in 1998. Shares were exercised under the Purchase Plan at a weighted average price of $5.67 in 1999.

Under the Restricted Stock Plan compensation expense was $146,000, $184,000 and $30,000 in 2000, 1999 and 1998, respectively.

During 1998, the Company established a stock option plan for non-employee directors and officers. The plan provided for an initial grant of options to purchase 3,000 shares to each participant (18,000 in total) at $5.50, the fair market value on the date of grant, and additional grants of 1,500 shares for each participant on August 1st of subsequent years at the then fair market value. Effective August 1, 1999, an additional 1,500 shares were granted to each participant (9,000 in all) at an exercise price of $11.17. In 2000, an additional grant of 3,000 shares (18,000 in all) was awarded at an exercise price of $12.63. Through December 31, 2000, no grants under this plan have been exercised. At December 31, 2000, the Company has reserved 7,500 shares of its Common Stock for grant.

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


                                                          2000    1999    1998
                                                          ----    ----    ----

      Net income              As reported               $4,530  $5,346  $4,689
                                                        ======  ======  ======
                              Pro forma                 $3,928  $4,859  $4,442
                                                        ======  ======  ======

      Net income per share    As reported      Basic      $.79    $.94    $.85
                                                          ====    ====    ====
                                               Diluted    $.74    $.88    $.78
                                                          ====    ====    ====
                              Pro forma        Basic      $.68    $.86    $.80
                                                          ====    ====    ====
                                               Diluted    $.65    $.81    $.75
                                                          ====    ====    ====

The estimated weighted average fair value per share of stock options granted were $4.82, $5.16 and $3.21 for 2000, 1999 and 1998, respectively. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.1%, 5.5% and 4.5%; no dividend yields; volatility factors of the expected market price of the Company's common stock of .74 in 2000, .61 in 1999 and .64 in

1998; and a weighted average expected life of the option of 3.8 in all years, and 5 years for the Directors and Officers Plan.

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
                                                      2000      1999      1998
                                                      ----      ----      ----
Net sales
      United States:
       Unaffiliated customers (North America)      $24,511   $24,462   $20,603
       Intercompany transfers                           55       194        98
                                                   -------   -------   -------
                                                    24,566    24,656    20,701
      Europe                                         7,325     7,231     8,314
      Eliminations                                     (55)     (194)      (98)
                                                   -------   -------   -------
                                                   $31,836   $31,693   $28,917
                                                   =======   =======   =======
Operating profit
      United States                                $ 8,139   $ 9,433   $ 7,247
      Europe                                          (529)     (138)      878
       Intercompany eliminations                         8       (10)       18
                                                   -------   -------   -------
                                                     7,618     9,285     8,143
General corporate expenses                           1,330     1,378     1,202
Other (income) expense, net                           (619)     (441)     (404)
                                                   -------   -------   -------
Income before income taxes                         $ 6,907   $ 8,348   $ 7,345
                                                   =======   =======   =======
Total assets
      United States                                $29,262   $31,238   $21,461
      Europe                                         3,779     3,919     5,670
       Intercompany eliminations                       (43)      (55)      (51)
                                                   -------   -------   -------
                                                   $32,998   $35,102   $27,080
                                                   =======   =======   =======
Long-lived assets
      United States                                $ 1,545   $ 1,718   $ 1,531
      Europe                                           973     1,432     1,757
       Intercompany eliminations                       (27)      (36)      (16)
                                                   -------   -------   -------
                                                   $ 2,491   $ 3,114   $ 3,272
                                                   =======   =======   =======
Expenditures for long-lived assets
      United States                                $   486   $   300   $   384
      Europe                                            98       246       155
       Intercompany eliminations                         0       (63)        0
                                                   -------   -------   -------
                                                   $   584   $   483   $   539
                                                   =======   =======   =======
Depreciation and amortization
      United States                                $   452   $   279   $   261
      Europe                                           494       540       525
       Intercompany eliminations                        (3)      (17)      (17)
                                                   -------   -------   -------
                                                   $   943   $   802   $   769
                                                   =======   =======   =======

Gross profit margin on intercompany transfers are comparable to sales to third parties. The United States operations had net sales of $2.8 million, $1.9 million and $6.8 million in 2000, 1999 and 1998, respectively, to one major customer; sales of $12.6 million, $7.3 million and $5.2 million in 2000, 1999 and 1998, respectively, to another major customer; sales of $2.9 million in 1999 to another customer and export sales of $2.9 million and $2.0 million in 1999 and 1998, respectively, to another customer. The European operations had sales of $3.7 million, $4.6 and $5.2 million in 2000, 1999 and 1998, respectively, to one customer.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                               PART III

Item 10.   Directors and Executive Officers of the Registrant

      1. (a) The identification of the directors of the Company as of March 1, 2001 and persons nominated to become directors set forth under the caption Information Concerning Nominees in the Proxy Statement for the annual meeting of stockholders to be held on May 17, 2001 is incorporated herein by reference.

       (b) The identification of the executive officers of the Company and their positions with the Company and ages as of March 1, 2001 is set forth under the caption Executive Officers of the Company in Part I of this Annual Report on Form 10-K.

      2. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the annual meeting of stockholders to be held on May 17, 2001 is incorporated herein by reference.

Item 11.   Executive Compensation

       The information on executive compensation set forth under the caption Executive Compensation in the Proxy Statement for the annual meeting of stockholders to be held on May 17, 2001 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

       (a) and (b) Security ownership of certain beneficial owners and management set forth under the caption Security Ownership in the Proxy Statement for the annual meeting of stockholders to be held on May 17, 2001 is incorporated herein by reference.

       (c) Changes in Control.  None.

Item 13.   Certain Relationships and Related Transactions

       The information on certain relationships and related transactions set forth under the caption Certain Relationships and Related Transactions in the Proxy Statement for the annual meeting of stockholders to be held on May 17, 2001 is incorporated herein by reference.

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

 (b)  There were no reports filed on Form 8-K during the fourth quarter of 2000.

                              SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

                                                    COGNITRONICS CORPORATION
                                                            Registrant
                                                    by /s/  Garrett Sullivan
                                                    -------------------------
                                                         Garrett Sullivan
                                                             Treasurer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.

 Signature                                               Title
 ---------                                               -----
Chief Executive Officer:
 /s/ Brian J. Kelley
 -------------------                                      President and Chief
      Brian J. Kelley                                     Executive Officer


Chief Financial and Accounting Officer:
 /s/ Garrett Sullivan                                      Treasurer
 --------------------
     Garrett Sullivan

A Majority of the Board of Directors:
 /s/ John T. Connor                                         Director
 ------------------
     John T. Connor

 /s/ Edward S. Davis                                        Director
 -------------------
     Edward S. Davis

 /s/ William A. Merritt                                     Director
 ----------------------
     William A. Merritt

 /s/ Timothy P. Murphy                                      Director
 ---------------------
     Timothy P. Murphy

 /s/ David H. Shepard                                       Director
 ---------------------
     David H. Shepard

Form 10-K -- Item 14 (a) (1) and (2) and (d)

 (a) (1)  Financial Statements

The following financial statements of the Company are included in Item 8.

Financial Statements Covered by Report of Independent Auditors:          PAGE

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . 11

Consolidated Balance Sheets, December 31, 2000 and December 31, 1999 . . . 12

Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 31, 2000. . . . . . . . . 13

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000 . . . . . . . . . . . . 13

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000. . . . . . . . . . . . . . . . . . . . 14

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

3.9      Amendment, dated July 25, 2000 (Exhibit 3.1 to Quarterly
         Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference)

3.10     By-laws of the Company (Exhibit 3.9 to Annual Report on
         Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

4. Specimen Certificate for Common Stock (Exhibit 4-1 to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).

10.1     1990 Stock Option Plan, as amended (Exhibit 10.1 to
         Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference).

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

10.5 2000 Executive Bonus Plan (attached as Exhibit 10.5 to this Annual Report on Form 10-K).

10.6     Cognitronics Corporation Restricted Stock Plan (Exhibit
         10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference).

10.7 Form of Executive Severance Agreement between certain officers and Cognitronics Corporation ( Exhibit 10.8 to
         Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.8 Addendum to Executive Severance Agreement between certain officers and Cognitronics Corporation (Exhibit 10.8 to
         Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.9     The Directors' Stock Option Plan, as amended  (attached as
         Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference).

22. List of subsidiaries of the Company as of December 31, 2000 (attached as Exhibit 22 to this Annual Report on Form 10-K).

23.      Consent of Independent Auditors, dated April 2, 2001
         (attached as Exhibit 23 to this Annual Report on Form 10-K).

 Copies of the Exhibits to this Annual Report on Form 10-K are available upon written request to the Secretary of the Company at 3 Corporate Drive, Danbury, CT 06810-4130 and payment of $35.00 for a complete set of the Exhibits or $.25 per page for any part thereof (minimum $5.00).