Form 10-Q
period 2001-03-31
COGNITRONICS CORP
filed 2001-05-14
CIK 21438

CONFORMED

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended March 31, 2001

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001.

     Common Stock, par value $0.20 per share -- 5,395,829 shares











Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            March 31,       December 31,
                                              2001              2000
                                          (Unaudited)
                                            -------          --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 6,951           $ 3,499
  Marketable securities                       8,200             9,400
  Accounts receivable, net                    3,385             7,760
  Inventories                                 7,161             6,557
  Deferred income taxes                         724               746
  Other current assets including loans
    to officers of $1,192 and $1,062          1,985             1,783
                                            -------           -------
      TOTAL CURRENT ASSETS                   28,406            29,745

PROPERTY, PLANT AND EQUIPMENT, NET            1,400             1,373
GOODWILL, NET                                   568               651
DEFERRED INCOME TAXES                           783               762
OTHER ASSETS                                    424               467
                                            -------           -------
                                            $31,581           $32,998
                                            =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,764           $ 1,560
  Accrued compensation and benefits             722             1,128
  Income taxes payable                          373               532
  Current maturities of debt                     50                43
  Other accrued expenses                        790               652
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,699             3,915

LONG-TERM DEBT                                   61                47
OTHER NON-CURRENT LIABILITIES                 2,038             2,048

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000 shares;
    issued 5,863,229 and 5,863,829            1,173             1,173
  Additional paid-in capital                 14,115            14,123
  Retained earnings                          15,195            15,218
  Cumulative other comprehensive loss          (182)             (182)
  Unearned compensation                        (293)             (332)
                                            -------           -------
      TOTAL STOCKHOLDERS' EQUITY             30,008            30,000
        Less cost of 467,400 and 300,550
        common shares in treasury            (4,225)           (3,012)
                                            -------           -------
                                             25,783            26,988
                                            -------           -------
                                            $31,581           $32,998
                                            =======           =======
 See Note to Condensed Consolidated Financial Statements.




                 COGNITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME(LOSS) (UNAUDITED)
               (dollars in thousands except per share amounts)


                                                Three Months Ended
                                                     March 31,
                                                 2001        2000
                                                 ----        ----

SALES                                           $4,939      $5,925
                                                ------      ------

COST AND EXPENSES:
  Cost of products sold                          2,623       2,842
  Research and development                         704         585
  Selling, general and
     administrative                              1,735       1,761
  Amortization of goodwill                          83          83
  Other (income)expense, net                      (169)       (101)
                                                ------      ------
                                                 4,976       5,170
                                                ------      ------
  Income(loss) before income taxes                 (37)        755
PROVISION(BENEFIT) FOR INCOME TAXES                (14)        280
                                                ------      ------
NET INCOME(LOSS)                                   (23)        475
Currency translation adjustment                                (58)
                                                ------      ------
COMPREHENSIVE INCOME(LOSS)                      $  (23)     $  417
                                                ======      ======
NET INCOME PER SHARE:

  Basic                                          $ .00        $.08
                                                 =====        ====
  Diluted                                        $ .00        $.08
                                                 =====        ====
Weighted average number of
   shares outstanding:

  Basic                                       5,508,111    5,853,751
                                              =========    =========
  Diluted                                     5,508,111    6,265,123
                                              =========    =========






See Note to Condensed Consolidated Financial Statements.





                  COGNITRONICS CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                 Three Months Ended
                                                       March 31,

                                                2001            2000
                                                ----            ----
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                        $3,919          $  218
                                               ------          ------

INVESTING ACTIVITIES
  Purchase of marketable securities            (1,200)
  Sales of marketable securities                2,400           2,000
  Loans to employees                             (331)
  Additions to property, plant and
    equipment, net                               (138)           (175)
                                               ------          ------
   NET CASH PROVIDED BY
      INVESTING ACTIVITIES                        731           1,825
                                               ------          ------

FINANCING ACTIVITIES
  Repurchase of 167,750 shares for treasury    (1,225)
  Issuance of debt                                 34
  Principal payments on debt                      (13)            (12)
  Common stock issued pursuant to employee
    stock plans, 900 and 21,226 shares              6              70
                                               ------          ------
   NET CASH PROVIDED(USED) BY
      FINANCING ACTIVITIES                     (1,198)             58
                                               ------          ------

EFFECT OF EXCHANGE RATE DIFFERENCES                               (58)
                                               ------          ------
INCREASE IN CASH AND CASH EQUIVALENTS           3,452           2,043
CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                    3,499           3,992
                                               ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $6,951          $6,035
                                               ======          ======


INCOME TAXES PAID                              $  144          $  177
                                               ======          ======

INTEREST PAID                                  $    4          $    7
                                               ======          ======



See Note to Condensed Consolidated Financial Statements.





       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               March 31, 2001

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Inventories (in thousands):

                                        March 31,          December 31,
                                          2001                 2000
                                        ---------          ------------
Finished and in process                  $4,633              $4,320
Materials and purchased parts             2,528               2,237
                                         ------              ------
                                         $7,161              $6,557
                                         ======              ======

Other Non-Current Liabilities (in thousands):

                                        March 31,          December 31,
                                          2001                 2000
                                        ---------          ------------
Accrued supplemental pension plan        $  544              $  553
Accrued deferred compensation               287                 291
Accrued pension expense                     573                 568
Accrued post-retirement benefit             827                 825
                                         ------              ------
                                          2,231               2,237
     Less current portion                   193                 189
                                         ------              ------
                                         $2,038              $2,048
                                         ======              ======

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for dilutive earnings per share they are included.





Operations by Industry Segments and Geographic Areas:

                                                Three Months Ended
                                                     March 31,

                                                 2001         2000
                                                 ----         ----
Net Sales
  United States:
    Unaffiliated Customers
     (North America)                           $ 3,099      $ 3,721
    Intercompany transfers
                                               -------      -------
                                                 3,099        3,721
  Europe                                         1,840        2,204
  Intercompany eliminations
                                               -------      -------
                                               $ 4,939      $ 5,925
                                               =======      =======
Operating Profit(loss)
  United States                                $    83      $   842
  Europe                                           (10)         124
  Intercompany eliminations                          3
                                               -------      -------
                                                    76          966
  General corporate expense                        282          312
  Other (income)expense                           (169)        (101)
                                               -------      -------
  Income(loss) before income taxes             $   (37)     $   755
                                               =======      =======
Total Assets
  United States                                $27,718      $28,229
  Europe                                         3,904        4,182
  Intercompany eliminations                        (41)         (62)
                                               -------      -------
                                               $31,581      $32,349
                                               =======      =======


Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the quarter ended March 31, 2001, the Company reported a loss of $23 thousand ($.00 per diluted share), versus income of $.5 million ($.08 per diluted share) in the comparable 2000 quarter.

Consolidated sales for the first quarter of 2001 decreased $1 million, or 17%, from the prior year period. Sales of domestic operations decreased $.6 million, or 17%, due to the reduction in infrastructure buildout, particularly by CLEC's, as previously noted by the Company. The UK distributorship operations sales for the quarter ended March 31, 2001 decreased $.4 million (17%) from the prior year period. This is attributable to decreased sales volume to its largest customer and unfavorable foreign exchange variation.

The gross margin percentage was approximately 47% in the 2001 quarter versus 52% in the prior year. This decrease is attributable to decrease in the sales volume and unfavorable channel mix of the domestic operations.

Research and development expense increased 20% from the same period in 2000 primarily due to higher expenses related to certification testing and personnel related expenses.

Other (income) expense increased due to interest earned on higher available cash balances and marketable securities.

Under Statement of Financial Accounting Standards No. 109, the Company has recognized future tax benefits that management believes will be realized.

Liquidity and Sources of Capital

Net cash flow from operations for the three months ended March 31, 2001 was $3.9 million versus $.2 million in 2000; this increase in cash flow is attributable to the reduction of accounts receivable. The decrease in cash provided by investing activities of $.7 million in 2001 versus $1.8 million in 2000 reflects a lower net decrease in marketable securities and increased loans to officers. The net cash used for financing activities in 2001 primarily reflects the repurchase of shares for treasury.

Working capital and the ratio of current assets to current liabilities was $24.7 million and 7.7:1 at March 31, 2001 compared to $25.8 million and 7.6:1 at December 31, 2000. The decrease in working capital in the three months ended March 31, 2001 is primarily due to the repurchase of common stock.

During the remainder of 2001, the Company may repurchase up to an additional 395,650 shares of its common stock and anticipates purchasing $1 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents, marketable securities and the cash flow from operations in 2001 will be sufficient to meet these needs.

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

Exchange rate fluctuations will impact the results of operation and the net assets of the Company's UK distributorship operations. At March 31, 2001, the UK distributorship operations had net assets of $2.0 million.


                                   Part II

Item 6.  Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed during the current quarter.









                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COGNITRONICS CORPORATION
                                              Registrant



Date: May 14, 2001                 By /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                      and Chief Financial Officer