Form 10-Q
period 2001-06-30
COGNITRONICS CORP
filed 2001-08-14
CIK 21438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended June 30, 2001

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001.


      Common Stock, par value $0.20 per share   5,433,429 shares









Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            June 30,         December 31,
                                              2001              2000
                                            --------         ------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 6,495           $ 3,499
  Marketable securities                       8,200             9,400
  Accounts receivable, net                    3,170             7,760
  Inventories                                 6,542             6,557
  Deferred income taxes                         727               746
  Other current assets including loans
    to officers of $1,445 and $1,062          2,161             1,783
                                            -------           -------
      TOTAL CURRENT ASSETS                   27,295            29,745

PROPERTY, PLANT AND EQUIPMENT, NET            1,384             1,373
GOODWILL, NET                                   485               651
DEFERRED INCOME TAXES                           782               762
OTHER ASSETS                                    572               467
                                            -------           -------
                                            $30,518           $32,998
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,055           $ 1,560
  Accrued compensation and benefits             751             1,128
  Income taxes payable                           15               532
  Current maturities of debt                     35                43
  Other accrued expenses                      1,000               652
                                            -------           -------
      TOTAL CURRENT LIABILITIES               2,856             3,915

LONG-TERM DEBT                                   29                47
OTHER NON-CURRENT LIABILITIES                 2,023             2,048

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000 shares;
    issued 5,863,229 and 5,863,229            1,173             1,173
  Additional paid-in capital                 13,837            14,123
  Retained earnings                          15,253            15,218
  Cumulative other comprehensive loss          (222)             (182)
  Unearned compensation                        (638)             (332)
                                            -------           -------
                                             29,403            30,000
        Less cost of 429,800 and 300,550
        common shares in treasury            (3,793)           (3,012)
                                            -------           -------
             TOTAL STOCKHOLDERS' EQUITY      25,610            26,988
                                            -------           -------
                                            $30,518           $32,998
                                            =======           =======
See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                       COMPREHENSIVE INCOME (UNAUDITED)
               (dollars in thousands, except per share amounts)


                            Three Months Ended       Six Months Ended
                                 June 30,                 June 30,
                            ------------------       ----------------
                             2001        2000        2001       2000
                             ----        ----        ----       ----

NET SALES                   $5,848     $8,437      $10,787    $14,362

COST AND EXPENSES:
  Cost of products sold      2,981      3,610        5,604      6,452
  Research and development     915        604        1,619      1,189
  Selling, general and
     administrative          1,923      1,842        3,658      3,603
  Amortization of goodwill      83         83          166        166
  Other (income), net         (141)      (134)        (310)      (235)
                            ------     ------      -------    -------
                             5,761      6,005       10,737     11,175
                            ------     ------      -------    -------
Income before income taxes      87      2,432           50      3,187

PROVISION FOR INCOME TAXES      29        916           15      1,196
                            ------     ------      -------    -------
NET INCOME                      58      1,516           35      1,991

Currency translation
 adjustment                    (40)      (116)         (40)      (174)
                            ------     ------      -------    -------
COMPREHENSIVE INCOME(LOSS)  $   18     $1,400      $    (5)   $ 1,817
                            ======     ======      =======    =======
NET INCOME PER SHARE:
  Basic                       $.01       $.26         $.01       $.34
                              ====       ====         ====       ====
  Diluted                     $.01       $.25         $.01       $.32
                              ====       ====         ====       ====

Weighted average number
of outstanding shares:
  Basic                   5,365,157  5,814,685    5,442,719  5,829,322
                          =========  =========    =========  =========
  Diluted                 5,502,900  6,106,288    5,613,941  6,182,278
                          =========  =========    =========  =========











See Note to Condensed Consolidated Financial Statements.





                  COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                   Six Months Ended
                                                       June 30,
                                                   ----------------
                                                 2001            2000
                                                 ----            ----

NET CASH PROVIDED BY OPERATIONS                 $4,124          $   63

INVESTING ACTIVITIES
  Purchases of marketable securities            (1,200)
  Sales of marketable securities                 2,400           2,000
  Loans to employees                              (383)           (638)
  Additions to property, plant and
     equipment, net                               (247)           (241)
  Purchase of software licenses                   (192)
                                                ------          ------
   NET CASH PROVIDED BY INVESTING
     ACTIVITIES                                    378           1,121
                                                ------          ------
FINANCING ACTIVITIES
  Repurchase of 206,650 and
    128,200 shares for treasury                 (1,461)         (1,235)
  Principal payment of debt                        (46)            (24)
  Common stock issued pursuant to employee
    stock plans, 900 and 25,026 shares               6              96
                                                ------          ------
   NET CASH USED BY FINANCING ACTIVITIES        (1,501)         (1,163)
                                                ------          ------
EFFECT OF EXCHANGE RATE DIFFERENCES                 (5)            (19)
                                                ------          ------
INCREASE IN CASH AND CASH EQUIVALENTS            2,996               2
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                    3,499           3,992
                                                ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $6,495          $3,994
                                                ======          ======

INCOME TAXES PAID                               $  536          $1,385
                                                ======          ======
INTEREST PAID                                   $   13          $   12
                                                ======          ======








See Note to Condensed Consolidated Financial Statements.



       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                June 30, 2001

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Inventories (in thousands):
                                         June 30,          December 31,
                                           2001                2000
                                           ----                ----
Finished and in process                   $4,180              $4,320
Materials and purchased parts              2,362               2,237
                                          ------              ------
                                          $6,542              $6,557
                                          ======              ======

Other Non-Current Liabilities (in thousands):

                                         June 30,          December 31,
                                           2001                2000
                                           ----                ----
Accrued supplemental pension plan         $  534              $  553
Accrued deferred compensation                282                 291
Accrued pension                              577                 568
Accrued post-retirement benefit              831                 825
                                          ------              ------
                                           2,224               2,237
    Less current portion                     201                 189
                                          ------              ------
                                          $2,023              $2,048
                                          ======              ======


Common Stock

During the three months ended June 30, 2001 and June 30, 2000, the company granted 76,500 and 26,000 shares of common stock under the Restricted Stock Plan and recorded $382,500 and $236,000 of unearned compensation expense, respectively. For the six months ended June 30, 2001 and 2000, 900 and 25,026 stock options were exercised.



Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded; whereas, for dilutive earnings per share, they are included.

Operations by Industry Segments and Geographic Areas:

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                 ------------------     ----------------
                                  2001        2000      2001        2000
                                  ----        ----      ----        ----
 Net Sales
  United States:
    Unaffiliated Customers
     (North America)             $4,144     $6,980    $ 7,243    $10,701
    Intercompany transfers                      55                    55
                                 ------     ------    -------    -------
                                  4,144      7,035      7,243     10,756

  Europe                          1,704      1,457      3,544      3,661
  Intercompany eliminations                    (55)                  (55)
                                 ------     ------    -------    -------
                                 $5,848     $8,437    $10,787    $14,362

Operating Profit
  United States                 $  447      $2,901    $   530    $ 3,743
  Europe                          (177)       (238)      (187)      (114)
  Intercompany eliminations          3         (42)         6        (42)
                                ------      ------    -------    -------
                                   273       2,621        349      3,587
  General Corporate Expense        327         323        609        635
  Other (income), net             (141)       (134)      (310)      (235)
                                ------      ------    -------    -------
  Income before income taxes    $   87      $2,432    $    50    $ 3,187
                                ======      ======    =======    =======
Total Assets
  United States                                       $27,327    $28,230
  Europe                                                3,229      3,943
  Intercompany eliminations                               (38)       (65)
                                                      -------    -------
                                                      $30,518    $32,108
                                                      =======    =======

Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net income was $58,000 and $35,000, respectively, for the three and six-month periods ended June 30, 2001 versus $1,516,000 and $1,991,000, respectively, in the prior year periods.

Consolidated sales for the quarter ended June 30, 2001 decreased $2.6 million (31%) to $5.8 million due to sales decreases by domestic operations of $2.8 million offset, in part, by higher sales volume by the UK distributorship operations. The domestic sales were adversely affected by a general slowdown in capital expenditures in the telecommunications industry.
 Sales of the Company's UK distributorship operations increased $.2 million due to higher sales of the Transcend product line offset, in part, by lower volume to its largest customer and an unfavorable exchange rate. Consolidated sales for the six months ended June 30, 2001 decreased $3.6 million (25%) due to a sales decrease in the domestic operations.

Gross margin percentage was 49% for the three months and 48% for the six months ended June 30, 2001 and 57% and 55%, respectively, in the comparable 2000 periods. The decrease in the three and six-month periods ended June 30, 2001 versus the prior year periods is due to lower sales and the concomitant lower absorption of fixed costs in the US operations and an unfavorable product mix in the UK distributorship operations.

Research and development expenses increased $311,000 (51%) and $430,000 (36%) in the three and six-month periods ended June 30, 2001 primarily due to higher headcount and an increase in wage rates for technical staff, consultancy expenses and higher purchased material.

Other (income) increased due to interest earned on higher available cash balances and marketable securities.

The Company's effective tax rate for the three and six-month periods ended June 30, 2001 were 33% and 30%, respectively, versus 38% for each of the 2000 periods. This decrease is due to the higher proportion of pretax income attributable to tax advantaged interest income.

Liquidity and Sources of Capital

Net cash flow from operations for the six months ended June 30, 2001 was $4.1 million versus $.1 million in 2000. In 2000, cash flow from operations was adversely impacted by a reduction of $3.2 million in accounts payable. The increase in cash provided by investing activities reflects the net decrease in marketable securities offset by an increase in employee loans and purchase of software licenses. The net cash used for financing activities in both periods presented primarily reflects the repurchase of shares for treasury.

Working capital and the ratio of current assets to current liabilities were $24.4 million and 9.6:1 at June 30, 2001 compared to $25.8 million and 7.6:1 at December 31, 2000. The decrease in working capital in 2001 is mainly due to the repurchase of treasury shares.

During the remainder of 2001, the Company may repurchase up to an additional 356,350 shares of its common stock and anticipates purchasing $.5 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents, marketable securities and the cash flow from operations in 2001 will be sufficient to meet these needs.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, variability of sales volume quarter to quarter, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers and third party suppliers, intellectual property rights, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and Exchange Commission filings.

Item 3.  Market Risk

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provisions, a change in interest rates would not have a material impact on their value.

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At June 30, 2001, the UK distributorship operations had net assets of $1.9 million. During 2001, the UK pound depreciated versus the US dollar. The impact of this rate change was reflected in the currency translation adjustment. The Company does not hedge this foreign currency net asset exposure.

                                   PART II

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Stockholders was held on May 17, 2001.

(c) The following matters were voted upon by stockholders:

                                           Withheld                  Broker
                                 For      or Against  Abstain  Non-votes

1. Election of seven
   Directors -
    John T. Connors           4,539,316    230,730              179,514
   Edward S. Davis            4,540,661    229,385              179,514
    Brian J. Kelley           4,428,657    341,389              179,514
    Jack Meehan               4,540,561    229,485              179,514
    William A. Merritt        4,542,056    227,990              179,514
    William J. Stuart         4,546,168    223,878              179,514

2. To approve a proposal
   to amend the Company's
   1990 Stock Option Plan     4,378,546    372,958    18,542    179,514

3. To approve a proposal
   to amend the Company's
   Restricted Stock Plan      4,369,479    380,205    20,362    179,514

4. To approve a proposal
   to amend the Company's
   Directors' Stock Option
   Plan                       4,399,473    352,535    18,038    179,514

5. To approve the selection
   of Ernst & Young LLP as
   independent auditors       4,737,190     24,531     8,325    179,514




Item 6.    Exhibits and reports on Form 8-K

(a) Index to Exhibits

   Exhibit
   10.1    1990 Stock Option Plan, as amended (attached as
           Exhibit 10.1 to this Quarterly Report on Form 10-Q).


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



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: August 14, 2001          By    /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                          and Chief Financial Officer