Form 10-Q
period 2001-09-30
COGNITRONICS CORP
filed 2001-11-14
CIK 21438

PAGE  1

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended September 30, 2001

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001.

      Common Stock, par value $0.20 per share - 5,408,004 shares









PAGE  2
Part I, Item 1.
                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                          September 30,     December 31,
                                              2001              2000
                                          (Unaudited)
                                          -------------     ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 6,201           $ 3,499
  Marketable securities                       6,800             9,400
  Accounts receivable, net                    3,863             7,760
  Inventories                                 6,846             6,557
  Deferred income taxes                         725               746
  Other current assets including
    loans to officers of $1,545 and $1,062    2,753             1,783
                                            -------           -------
      TOTAL CURRENT ASSETS                   27,188            29,745
PROPERTY, PLANT AND EQUIPMENT, NET            1,484             1,373
GOODWILL, NET                                   402               651
DEFERRED INCOME TAXES                           781               762
OTHER ASSETS                                    514               467
                                            -------           -------
                                            $30,369           $32,998
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,236           $ 1,560
  Accrued compensation and benefits             881             1,128
  Income taxes payable                          342               532
  Current maturities of debt                     35                43
  Other accrued expenses                        707               652
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,201             3,915

LONG-TERM DEBT                                   21                47
OTHER NON-CURRENT LIABILITIES                 1,972             2,048

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 20,000,000
    shares; issued 5,863,229 shares           1,173             1,173
  Additional paid-in capital                 13,835            14,123
  Retained earnings                          14,825            15,218
  Cumulative other comprehensive income        (182)             (182)
  Unearned compensation                        (571)             (332)
                                            -------           -------
                                             29,080            30,000
    Less cost of 455,225 and 300,550
     shares in treasury                      (3,905)           (3,012)
                                            -------           -------
    TOTAL STOCKHOLDERS' EQUITY               25,175            26,988
                                            -------           -------
                                            $30,369           $32,998
                                            =======           =======
See Note to Condensed Consolidated Financial Statements.
PAGE  3

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                       COMPREHENSIVE INCOME (UNAUDITED)
               (dollars in thousands, except per share amounts)


                            Three Months Ended       Nine Months Ended
                              September 30,            September 30,
                            ------------------       -----------------
                             2001        2000        2001       2000
                             ----        ----        ----       ----

NET SALES                   $4,807     $8,404      $15,594    $22,766
                            ------     ------      -------    -------
COST AND EXPENSES:
  Cost of products sold      2,612      3,774        8,216     10,226
  Research and development   1,069        595        2,688      1,784
  Selling, general and
     administrative          1,836      1,802        5,494      5,405
  Amortization of goodwill      83         83          249        249
  Other (income), net         (115)      (189)        (425)      (424)
                            ------     ------      -------    -------
                             5,485      6,065       16,222     17,240
                            ------     ------      -------    -------
Income(loss) before income
  taxes                       (678)     2,339         (628)     5,526

PROVISION(BENEFIT) FOR
  INCOME TAXES                (250)       834         (235)     2,030
                            ------     ------      -------    -------
NET INCOME(LOSS)              (428)     1,505         (393)     3,496

Currency translation
 adjustment                     40        (74)                   (248)
                            ------     ------      -------    -------
COMPREHENSIVE INCOME(LOSS)  $ (388)    $1,431      $  (393)   $ 3,248
                            ======     ======      =======    =======

NET INCOME(LOSS) PER SHARE:
  Basic                      $(.08)      $.26        $(.07)      $.60
                             =====       ====        =====       ====
  Diluted                    $(.08)      $.25        $(.07)      $.57
                             =====       ====        =====       ====

Weighted average number
of outstanding shares:
  Basic                   5,356,975   5,730,585   5,417,044  5,798,452
                          =========   =========   =========  =========
  Diluted                 5,356,975   6,111,467   5,417,044  6,168,835
                          =========   =========   =========  =========



See Note to Condensed Consolidated Financial Statements.





PAGE  4

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                   Nine Months Ended
                                                      September 30,
                                                   -----------------
                                                 2001            2000
                                                 ----            ----

NET CASH PROVIDED BY OPERATIONS                 $2,842         $3,868
                                                ------         ------

INVESTING ACTIVITIES
  Purchases of marketable securities            (3,800)        (2,000)
  Sales of marketable securities                 6,400          2,600
  Loans to employees                              (483)          (638)
  Additions to property, plant and
     equipment, net                               (457)          (276)
  Purchase of software licenses                   (192)
                                                ------         ------
   NET CASH PROVIDED(USED) BY
      INVESTING ACTIVITIES                       1,468           (314)
                                                ------         ------

FINANCING ACTIVITIES
  Repurchase of 232,450 and
    166,880 shares for treasury                 (1,576)        (1,681)
  Principal payment of debt                        (34)           (36)
  Shares issued pursuant to employee stock
    option plans, 1,275 and 26,376 shares            7            105
                                                ------         ------
   NET CASH (USED) BY FINANCING ACTIVITIES      (1,603)        (1,612)
                                                ------         ------

EFFECT OF EXCHANGE RATE DIFFERENCES                 (5)           (37)
                                                ------         ------
INCREASE IN CASH AND CASH EQUIVALENTS            2,702          1,905
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                    3,499          3,992
                                                ------         ------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $6,201         $5,897
                                                ======         ======


INCOME TAXES PAID                               $  538         $2,272
                                                ======         ======
INTEREST EXPENSE PAID                           $    9         $   15
                                                ======         ======





See Note to Condensed Consolidated Financial Statements.



PAGE  5
       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              September 30, 2001

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Inventories (in thousands):
                                       September 30,       December 31,
                                           2001                2000
                                       -------------       ------------
Finished and in process                   $4,497              $4,320
Materials and purchased parts              2,349               2,237
                                          ------              ------
                                          $6,846              $6,557
                                          ======              ======

Other Non-Current Liabilities (in thousands):
                                       September 30,       December 31,
                                           2001                2000
                                       -------------       ------------
Accrued supplemental pension plan         $  524              $  553
Accrued deferred compensation                278                 291
Accrued pension                              525                 568
Accrued other post-employment
   benefit                                   834                 825
                                          ------              ------
                                           2,161               2,237
    Less current portion                     189                 189
                                          ------              ------
                                          $1,972              $2,048
                                          ======              ======
Common Stock

During the nine months ended September 30, 2001 and September 30, 2000, the company granted 76,500 and 26,000 shares of common stock under the Restricted Stock Plan and recorded $382,500 and $236,000 of unearned compensation expense, respectively.

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and restricted stock are excluded; whereas, for dilutive earnings per share, the dilutive effect, if any, is included.
PAGE  6
Recent Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides a single accounting model for long-lived assets to be disposed of. In August 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations", which focuses on accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under SFAS Nos. 141 and 142, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill will no longer be amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. SFAS Nos. 142 and 144 are effective in 2002 and SFAS No. 143 is effective in 2003. During the three months and nine months ended September 30, 2001, the Company recognized goodwill amortization expense of $83,000 and $249,000, respectively. With the exception of the impact on the Company's amortization of goodwill, these Statements are not expected to have a material impact on the Company's financial condition or results of operations.

Operations by Industry Segments and Geographic Areas:
                                Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                ------------------     -----------------
                                  2001        2000      2001        2000
 Net Sales
  United States:
    Unaffiliated Customers
     (North America)            $3,454      $6,321    $10,697    $17,022
    Intercompany transfers                                            55
                                ------      ------    -------    -------
                                 3,454       6,321     10,697     17,077
  Europe                         1,353       2,083      4,897      5,744
  Intercompany eliminations                                          (55)
                                ------      ------    -------    -------
                                $4,807      $8,404    $15,594    $22,766
                                ======      ======    =======    =======
Operating Profit (Loss)
  United States                 $  (24)     $2,477    $   506    $ 6,220
  Europe                          (378)        (15)      (565)      (129)
  Intercompany eliminations         20          69         26         27
                                ------      ------    -------    -------
                                  (382)      2,531        (33)     6,118
  General Corporate Expense        411         381      1,020      1,016
  Other (income), net             (115)       (189)      (425)      (424)
                                ------      ------    -------    -------
  Income (loss) before taxes    $ (678)     $2,339    $  (628)   $ 5,526
                                ======      ======    =======    =======
Total Assets
  United States                                       $26,459    $29,515
  Europe                                                3,945      4,121
  Intercompany eliminations                               (35)       (37)
                                                      -------    -------
                                                      $30,369    $33,599
                                                      =======    =======

PAGE  7
Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company reported a net loss of $428,000 and $393,000, respectively, for the three and nine-month periods ended September 30, 2001 versus net income of $1,505,000 and $3,496,000, respectively, in the prior year periods.

Consolidated sales for the quarter ended September 30, 2001 decreased $3.6 million (43%) to $4.8 million versus the prior year period. In the third quarter, domestic sales decreased $2.9 million (45%), reflecting the continued decreased spending in the telecommunication industry. Sales by the UK distributorship operations decreased by $.7 million due to lower sales to its principal customer. Consolidated sales for the nine months ended September 30, 2001 decreased $7.2 million (32%) from the prior year period. Sales of the domestic operations decreased $6.3 million (37%) due to the previously mentioned decreased spending in the telecommunication industry. The demand in the U.S. for telecommunication equipment continues to be soft and the Company is unable to determine when the telecommunication equipment market will improve. The sales of the Company's UK distributorship operations decreased $.8 million (15%) from the prior year period primarily due to lower sales to its principal customer. For the past two years, the company's UK distributorship operations has experienced significant decreases in sales to its principal customer. The Company is unable to determine whether this trend will continue.

Gross margin percentage was 46% and 47%, respectively, for the three months and nine months ended September 30, 2001 and 55% in each of the comparable 2000 periods. The decreases in the current year periods versus the prior year periods are primarily due to the lower volume in the US operations.

Research and development expenses increased $474,000 (80%) and $904,000 (51%), respectively, in the three-month and nine-month periods ended September 30, 2001 when compared to the prior year periods. The increases are due to contracted engineering services expenses, increased salaries attributable to increased headcount and wage rates, higher purchased parts and increased overhead expenses. The Company's increased research and development efforts reflect work on next generation equipment. The Company anticipates the continuance of this level of expenditures.

Selling, general and administrative expenses increased $34,000 (2%) and $89,000 (2%), respectively, for the three and nine months ended September 30, 2001, when compared to the prior year periods. These increases are attributable to increases of $26,000 (3.3%) and $184,000 (8%), respectively, in the Company's UK distributorship operations. Included in both the three-month and nine-month periods is $77,000 related to termination expenses at the Company's UK distributorship operations.

Other (income) decreased due to lower interest rates on cash balances and marketable securities in the three month period ended September 30, 2001.


Liquidity and Sources of Capital

Net cash flow from operations for the nine months ended September 30, 2001 was $2.8 million versus $3.9 million in 2000. In 2000, cash flow from
PAGE  8
operations was adversely impacted by a reduction of $3.2 million in accounts payable. The increase in cash provided by investing activities reflects the net decrease in marketable securities offset by an increase in employee loans and purchase of property, plant and equipment and software licenses. The net cash used for financing activities in both periods presented primarily reflects the repurchase of shares for treasury.

Working capital and the ratio of current assets to current liabilities were $24 million and 8.5:1 at September 30, 2001 compared to $25.8 million and 7.6:1 at December 31, 2000. The decrease in working capital in 2001 is mainly due to the repurchase of treasury shares.

During the remainder of 2001, the Company may repurchase up to an additional 330,550 shares of its common stock and anticipates purchasing $.3 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents, marketable securities and the cash flow from operations in 2001 will be sufficient to meet these needs.


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

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At September 30, 2001, the UK distributorship operations had net assets of $1.6 million. The Company does not hedge this foreign currency net asset exposure.



                                   PART II


Item 6.    Exhibits and reports on Form 8-K


No exhibits or reports on Form 8-K were filed during the current quarter.
PAGE  9






                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: November 14, 2001          By    /s/ Garrett Sullivan
                                           Garrett Sullivan, Treasurer
                                                and Chief Financial Officer