Form 10-K
period 2001-12-31
COGNITRONICS CORP
filed 2002-04-01
CIK 21438

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001,
         or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from       to

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002:

        Common Stock, par value $0.20 per share -- $16,845,000

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2002:

      Common Stock, par value $0.20 per share   5,415,793 shares

Documents incorporated by reference:   Portions of the Proxy
Statement for the annual meeting of stockholders to be held on May 9, 2002 are incorporated by reference into Part III.

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


                               PART II

 5.   Market for Company's Common Equity and Related Stockholder
Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . 7
 7.   Management's Discussion and Analysis of Financial Condition
and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 7
 7a.  Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . .11
 8.   Financial Statements and Supplementary Data. . . . . . . . . .11
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .25


                               PART III

10.   Directors and Executive Officers of the Company. . . . . . . .25
11.   Executive Compensation . . . . . . . . . . . . . . . . . . . .25
12.   Security Ownership of Certain Beneficial Owners and Management25
13.   Certain Relationships and Related Transactions . . . . . . . .25


                               PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form
8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25


















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

      Intelligent Announcers and Network Media Servers. The Company's McIAS(TM) 16xx product family has been primarily used by Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs) to provide voice announcements in connection with custom calling features (CLASS), such as selective call forwarding and caller originator trace. Number change intercept is another important feature provided.

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

      A new product line of Network Media Servers, the Cognitronics Exchange (CX) Series, was announced and began sales in late 1999. Since its introduction, the CX Series has been enhanced and expanded to include a total of four (4) models: CX500, CX1000, CX3000 and CX4000.

      This family of products facilitates the deployment of voice resources in service provider networks, both the traditional circuit-switched networks as well as the next generation of packet-based networks. The CX platforms provide greater capacity and increased functionality with significantly better price performance. Included in the CX Series capabilities are a new set of Media Server Boards, delivering the power of a media server within a single board. CX supports AIN protocols such as SR-3511, GR-1129CORE and ISDN-PRI. The CX is also designed to interface with softswitches, media gateways and application servers, supporting industry standard protocols such as MGCP, RTP/RTCP and SIP. Other protocols will be supported as market demand dictates.

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

       (iii) The Company has adequate sources for obtaining raw materials, components and supplies to meet production requirements and did not experience difficulty during 2001 in obtaining such materials, supplies and components.

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

      (vii) In 2001, revenues included sales of $7.5 million to Siemens Carrier Networks LLC and $1.9 million to Verizon Communications Inc. The Company's European operations had sales of $2.8 million to British Telecommunications Plc in 2001. Over the past several years, a major portion of the revenues of the domestic operations has come from two or three large customers, and a significant portion of the revenues of the European operations has come from one customer. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

       (viii) The dollar amount of orders believed by the Company to be firm as of December 31, 2001 and 2000, amounted to $.5 million and $1.1 million, respectively. Substantially all of the orders as of December 31, 2001, can reasonably be expected to be filled during 2002.

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

       (xi) Expenditures for research and development activities, as determined in accordance with generally accepted accounting principles, amounted to $3.6 million in 2001, $2.4 million in 2000
and $2.1  million in 1999.   In addition, the estimated dollar
amount spent on the improvement of existing products or techniques was $.1 million in 2001 and $.2 million in 2000 and 1999.

       (xii) Material effects of compliance with Federal, State or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the
environment.     Inapplicable.

      (xiii) At December 31, 2001, the Company and its subsidiaries employed 92 people.

 (d) Sales to foreign customers primarily represent sales of Dacon Electronics Plc. (incorporated in the United Kingdom) of $5.9 million in 2001, $7.3 million in 2000 and $7.2 million in 1999. Additional information about foreign operations is included in Note L to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

      Further, there were export-type sales (primarily North America) of approximately $.1 million in 2001, $.2 million in 2000 and $3.5 million in 1999. Export sales do not involve any greater business risks than do sales to domestic customers and, in certain instances, the Company obtains an irrevocable letter of credit or payment prior to shipment of products to the customer. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.



Item 2.   Properties

       The facilities of the Company and its subsidiaries are
located as follows:
                                                 SQUARE  LEASE EXPIRATION
LOCATION                    DESCRIPTION           FEET         DATE

Danbury, Connecticut:    Office, engineering,    40,000      10/31/03
3 Corporate Drive          production and
                           service facility

Hemel Hempstead          Office, distribution
Hertfordshire,            and service facility   12,000       7/31/06
United Kingdom
1 Enterprise Way

      The Company considers each of these facilities to be in good condition and adequate for the Company's business.


Item 3.   Legal Proceedings

      There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 4.   Submission of Matters to a Vote of Security Holders

      Inapplicable.

                  Executive Officers of the Company

The executive officers of the Company, their positions with the Company and ages as of March 1, 2002 are as follows:

      NAME              POSITION(S) AND OFFICE(S)               AGE

Brian J. Kelley        President and Chief Executive
                       Officer; Director                         50

Kenneth G. Brix        Vice President                            55

Harold F. Mayer        Secretary                                 72

Michael N. Keefe       Vice President                            46

Roy A. Strutt          Vice President                            45

Garrett Sullivan       Treasurer and Chief Financial
                       Officer                                   56

Emmanuel A. Zizzo      Vice President                            61

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

      Mr. Zizzo has been a Vice President of the Company since 1995 with responsibility for operations, primarily manufacturing, purchasing and physical facilities, prior to which he had been Director of Operations since 1994. He was an independent consultant from 1993 to 1994. Prior to that he held senior management positions with TIE/Communications, Inc. for more than five years.






                               PART II

Item 5.   Market for Company's Common Equity and Related Stockholder
Matters

 (a) and (b) Cognitronics' Common Stock is traded on the American Stock Exchange under the symbol CGN. On March 1, 2002, there were 599 stockholders of record; the Company estimates that the total number of beneficial owners was approximately 2,900. Information on quarterly stock prices is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

 (c) The Company has never paid a cash dividend on its Common Stock and has used its cash for the development of its business. In 1998, 2000 and 2001, the Company announced its intention to repurchase up to 300,000, 200,000 and 500,000 shares, respectively, of its Common Stock. The Company repurchased 150 shares of its Common Stock in 1998, 105,750 in 1999, 331,000 in 2000 and 307,808 in 2001. The
Company has no present intention of paying a cash dividend, and payment of any future dividends will depend upon the Company's earnings, financial condition and other relevant factors.

Item 6.  Selected Financial Data
                                         Year ended December 31,
                                   (in thousands except per share data)
OPERATING RESULTS                 2001     2000     1999     1998     1997
                               -------  -------  -------  -------  -------
Revenues                       $18,875  $31,836  $31,693  $28,917  $29,521
Net income (loss)               (1,805)   4,530    5,346    4,689    3,622
Net income (loss) per share:
      Basic                      $(.33)    $.79     $.94     $.85     $.69
      Diluted                     (.33)     .74      .88      .78      .62

Weighted average number of
 basic shares outstanding        5,417    5,754    5,670    5,543    5,233
Weighted average number of
 diluted shares outstanding      5,417    6,092    6,048    5,993    5,840

FINANCIAL POSITION
Working capital                $22,754  $26,107  $24,130  $18,281  $13,112
Total assets                    28,573   32,998   35,102   27,080   23,123
Stockholders' equity            23,598   26,988   25,729   20,033   15,014

Stockholders' equity per share   $4.36    $4.85    $4.40    $3.58    $2.73
Cash dividends paid               None     None     None     None     None


Included in 2001 is an inventory provision of $510,000 ($.07 per basic and diluted share) and a tax benefit due to an adjustment to the tax provision of $155,000 ($.03 per basic and diluted share).

Included in 2000 is a tax benefit due to an adjustment to the tax provision of $156,000 ($.03 per basic and diluted share).

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The Company reported a net loss of $1.8 million in 2001 and net income of $4.5 million and $5.3 million in 2000 and 1999, respectively.

  In 2001, sales declined $13.0 million (41%) from 2000. The sales of the Company's domestic operations declined $11.5 million (47%). This decrease occurred in both the direct and indirect channels and reflects a significant decline in the CLEC market and significant reduction in capital spending by ILECs. Furthermore, it is projected that the large telecommunication service providers will reduce capital spending in 2002 as compared to 2001. The Company's UK distributorship operations' sales decreased $1.4 million (19%). This is primarily attributable to a decrease of $.9 million in sales to its largest customer and an unfavorable exchange rate. The Company's backlog at December 31, 2001 was $.5 million versus $1.1 million in 2000. In both 2001 and 2000, a major portion of the Company's domestic revenue came from one customer and a significant portion of its UK distributorship revenue came from one customer. The loss of either of these customers would have a material adverse impact on the Company.

   In 2000, sales value of the Company's domestic operations and its UK distributorship operations were essentially the same as 1999. The unit volume in the domestic operations increased approximately 20% while the sales value increased only $.1 million. This was due to unfavorable distribution channel mix and a volume discount given for a large purchase of McIAS 1623/IPs ($5.9 million) in the fourth quarter of 2000. The increased sales due to this large purchase were offset by lack of sales to Mexico in 2000 ($2.9 million in 1999) and lower shipments to CLEC's. At the end of 2000 and continuing into 2001, there were reductions in telecommunication infrastructure buildout, as reported by major telecommunication equipment suppliers, and this was reflected in the Company's sales order flow.

   Consolidated gross margin was 44% in 2001, 52% in 2000 and 56% in 1999. The 8% decrease in 2001 from 2000 was due to the lower volume of domestic sales and the concomitant higher portion of cost of sales being attributed to fixed costs. Consolidated gross margin decreased 4% to 52% in 2000 from 56% in 1999 primarily due to a decrease of 4% in the domestic operation's gross margin attributable to channel mix and a discount given on a large purchase in the fourth quarter.

   In 2001 and 2000, research and development increased $1.2 million (49%) and $.3 million (15%), respectively, from the prior year. The increase in 2001 is due to higher personnel costs and contracted engineering services. The increased expenses reflect the introduction of new products, new signaling protocols and new applications. The increase in 2000 from 1999 is due to higher personnel costs. The Company anticipates continuing the current rate of spending for research and development.

   Selling, general and administrative expense was approximately the same for each of the three years in the period ended December 31, 2001. In 2001, the domestic operations' selling, general and administrative expense declined $.2 million (4%) due to lower commissions, offset, in part, by a $.1 million increase in bad debts. The selling, general and administrative expense for the UK distributorship, in 2001, increased
$.1 million (4%) primarily due to severance expenses.

   Other income of $.5 million in 2001, $.6 million in 2000 and $.4 million in 1999 is primarily interest income. The decrease in 2001 is primarily due to lower interest rates. The increase in 2000 from 1999 is due to higher interest rates and higher balances of cash and marketable securities.

   The Company's effective tax rate for 2001 was 30% versus  34% for 2000
and 36% for 1999.   The reduction in the effective tax rate in 2001 from
2000 is attributable to losses for which there were no benefits offset, in part by an adjustment of $155,000 to the tax provision. The reduction in the effective rate in 2000 from 1999 is attributable to an adjustment of $156,000 to the tax provision. The adjustments in 2001 and 2000 are attributable to actual amounts differing from previously recorded estimates. The provision for income taxes is discussed in Note G to Consolidated Financial Statements. Under Financial Accounting Standards Board ("FASB") Statement No. 109, the Company has recognized future tax benefits that management believes will be realized. In order to realize these benefits, the Company, exclusive of the results of Dacon Electronics Plc, will have to generate pretax income of $5.3 million. The current deferred tax benefit of $1.1 million is primarily attributable to inventory provisions, the recognition of such loss, for tax purposes, is, in large measure, within the control of the Company. The non-current tax benefit, $.8 million, primarily relates to deferred compensation and benefit plans and, as such, would be recognized over a long period of time. In 2001 the Company incurred a pretax loss of $1.6 million and had pretax income of $7.4 million, $8.4 million and $6.0 million in 2000, 1999 and 1998, respectively. While realization of the future tax benefits is not assured, management anticipates that it is more likely than not that the Company will generate sufficient taxable income in the future to realize these benefits.

   The effect of inflation has not had a significant impact on the operating results of the Company over the past few years. Technological advances and productivity improvements are continually being applied to reduce costs, thus reducing inflationary pressures on the operating results of the Company.

   Exchange rate changes will impact the reported dollar sales and cost of sales of the Company's UK distributorship operations. In addition, at December 31, 2001, the Company's UK distributorship operations had net assets of $1.3 million, which would be impacted by changes in foreign exchange rates. However, the impact of such rate change would be reflected in the translation adjustment recorded in the equity section of the balance sheet. The Company does not hedge this foreign currency net asset exposure.



Liquidity and Sources of Capital

   Net cash provided by operations was $4.2 million, $3.5 million and $3.2 million in 2001, 2000 and 1999, respectively. In 2001, cash from operating activities increased from 2000 due to reduction in accounts receivable and lower taxes paid. In 2000, cash provided by operating activities increased from 1999 due to a smaller net increase in working capital accounts. Cash provided by investing activities was $1.8 million in 2001 versus cash used of $.7 million and $6.2 million in 2000 and 1999, respectively. The Company had net sales of marketable securities of $3.0 million and $.6 million in 2001 and 2000, respectively, and net purchases of $5.6 million in 1999. There were purchases of property, plant and equipment and software of $.9 million, $.6 million and $.5 million in 2001, 2000 and 1999, respectively. Included in all three years were loans to officers, net of repayment, of $.4 million, $.7 million and $.1 million respectively. Cash used by financing activities of $1.7 million in 2001 and $3.2 million in 2000 primarily relates to the repurchase of the Company's common stock. Cash provided by financing activities was $.1 million in 1999.

      Working capital decreased to $22.8 million at December 31 2001 from $26.1 million at December 31, 2000 and $24.1 million at December 31, 1999. The ratio of current assets to current liabilities was 9.6:1 at December 31, 2001 versus 8.2:1 at December 31, 2000 and 4.4:1 at December 31, 1999. The decrease in working capital in 2001 is due to the results of operations, the repurchase of Company shares and the purchase of property, plant and equipment and software. The increase in 2000 is due to the results of operations and the reduction in accounts payable, offset, in part, by the repurchase of Company shares and reduction in inventory levels.

      The Company anticipates making capital expenditures of approximately $.5 million, maintaining the current level of expenditures for research and development and may repurchase of up to 255,292 shares of its Common Stock in 2002. Management believes that the cash and cash equivalents at December 31, 2001 and the cash flow from operations in 2002 will be sufficient to meet its needs.

Assumptions and Estimates Used in Critical Accounting Policies

      In the preparation of the financial statements in conformity with accounting principles generally accepted in the United States, management must make critical decisions regarding accounting policies and judgments regarding their application. Materially different amounts could be reported under different circumstances and conditions.

      Inventories - Slow-moving and Obsolescence

       In 2001, due to a slow down in spending by telecommunication providers, inventory turnover has slowed. The Company recorded a charge of $.5 million in 2001 to reduce its carrying value of inventory to lower of cost or market. If future capital expenditures by telecommunication service providers do not increase or decrease further, additional charges may be required.

      Deferred Tax Assets

       As of December 31, 2001, the Company has $1.9 million of deferred tax assets for which no valuation allowance has been recorded. The realization of these assets is based on future taxable income. The Company expects to achieve book pretax income and taxable income through increased sales of advanced application and next generation equipment. Should book pretax income and taxable income remain at 2001 levels, a valuation allowance may be required.

      Pensions

       The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for
      Pensions" which requires that amounts recognized in financial statements be determined on an actuarial basis.

       The most significant element in determining the Company's pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets will be 7.0%. Over the long term, the Company's pension plan assets have earned in excess of 7.0%; therefore, the Company believes that its assumption of future returns of 7.0% is reasonable. The assumed long-term rate of return on assets is applied to the value of plan assets. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of gains (losses) are amortized to expense in accordance with SFAS No.
      87. The plan assets earned a rate of return substantially less than the assumed rate of return in 2001. Should this trend continue, future pension expense will likely increase.

       At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2001, the Company used a rate of 7.25%.
       Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

      Other Post Employment Benefits

       The Company provides retiree health benefits for domestic employees who retired prior to March 31, 1996 under its Pension Plan.

       Various actuarial assumptions including the discount rate and the expected trend in health care costs are used to estimate the costs and benefit obligations for the retiree health plan.

       The discount rate is the same as used for the defined benefit plan. At December 31, 2001, the Company assumed a discount rate of 7.25%.

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

   Product demand fluctuations in the timing and volume of customer requests for its products.

   Telecommunication systems industry and general economic conditions.

   Competitive pressure on selling prices.

   Market acceptance of the Company's products and its customer's products and services.

   Costs associated with possible litigation or settlement, including those related to the use of ownership of intellectual property.

   Loss of a major customer. A few customers account for a major portion of the Company sales. A loss of such a customer would have a major adverse impact on the Company's results.

   Third party suppliers increase the risk that the Company may not have adequate supply to meet demand.

   Introduction of new products. The Company's markets are subject to technological change, so its success depends on its ability to develop and introduce new products.

   The markets in which the Company competes are highly competitive.
   Some of its competitors have significantly greater financial and other resources.

   The Company's future success is dependent on its ability to attract and retain key design engineering, sales and executive personnel. There is intense competition for qualified personnel, in particular, design engineers, and the Company may not be able to attract and retain engineers and other qualified personnel necessary for the development and introduction of new products or to replace engineers or other qualified personnel that may leave its employ.

   Expense levels, in the short term, are fixed. Sale variances from quarter to quarter would have a significant effect on the results of operations.

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

Item 8.  Financial Statements and Supplementary Data

                 QUARTERLY FINANCIAL DATA (UNAUDITED)
               (in thousands except per share amounts)

2001                           FIRST    SECOND     THIRD    FOURTH
                              ------    ------    ------    ------
Sales                         $4,939    $5,848    $4,807    $3,281
Gross profit                   2,316     2,867     2,195       841
Net income(loss)                 (23)       58      (428)   (1,412)
Net income(loss) per share:
    Basic                       $.00      $.01     $(.08)    $(.27)
    Diluted                     $.00      $.01     $(.08)    $(.27)
Common Stock price range:
    High                      $11.10     $7.00     $6.45     $5.20
    Low                         5.75      4.50      3.90      3.90

2000                           FIRST    SECOND     THIRD    FOURTH
                              ------    ------    ------    ------
Sales                         $5,925    $8,437    $8,404    $9,070
Gross profit                   3,083     4,827     4,630     3,876
Net income                       475     1,516     1,505     1,034
Net income per share:
    Basic                       $.08      $.26      $.26      $.18
    Diluted                     $.08      $.25      $.25      $.18
Common Stock price range:
    High                      $27.25    $15.00    $15.50    $11.51
    Low                        11.13      8.63     10.75      8.00

      The gross margin percentage in the fourth quarter of 2000 was 43% versus 55% for the nine months ended September 30, 2000 primarily due to channel mix and a discount given on a large purchase. The gross margin percentage for the fourth quarter of 2001 was 26% versus 47% for the first nine months of 2001 primarily due to lower volume and lower absorption of overhead and inventory provision. The unfavorable variance in gross margin percentage for the fourth quarter of 2001 as compared to the comparable period of 2000 is primarily due to lower volume and inventory provisions of $.4 million ($.05 per share on a diluted basis).

      The effective tax rates for the fourth quarter of 2001 and 2000 were 27.1% and 24.5%, respectively, versus the estimated effective rates of 37.4% and 36.7% for the first nine months of 2001 and 2000, respectively. Included in the fourth quarter of 2001 and 2000 is $155,000 and $156,000, respectively, of tax benefits related to an adjustment to the tax provision attributable to actual amounts differing from previously recorded estimates.

      The above financial information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.








                    Report of Independent Auditors

Stockholders and Board of Directors
Cognitronics Corporation

We have audited the accompanying consolidated balance sheets of Cognitronics Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cognitronics Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



/s/ ERNST & YOUNG LLP



Stamford, Connecticut

March 4, 2002








CONSOLIDATED BALANCE SHEETS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                             December 31,
                                                           2001     2000
ASSETS                                                   -------   -------
CURRENT ASSETS
 Cash and cash equivalents                               $ 7,731   $ 3,499
 Marketable securities                                     6,400     9,400
 Accounts receivable, less allowances of $194 and $53      2,035     7,760
 Inventories                                               5,682     6,557
 Deferred income taxes                                     1,110       746
 Other current assets including loans to
  officers  of $1,516 and $1,099                           2,431     1,783
                                                         -------   -------
       TOTAL CURRENT ASSETS                               25,389    29,745

PROPERTY, PLANT AND EQUIPMENT, net                         1,514     1,373
GOODWILL, less amortization of $3,058 and $2,726             319       651
DEFERRED INCOME TAXES                                        812       762
OTHER ASSETS, less amortization of $311 and $148             539       467
                                                         -------   -------
                                                         $28,573   $32,998
                                                         =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                        $   871   $ 1,560
 Accrued compensation and benefits                         1,109     1,128
 Income taxes payable                                        290       532
 Current maturities of debt                                   46        43
 Other accrued expenses                                      319       375
                                                         -------   -------
       TOTAL CURRENT LIABILITIES                           2,635     3,638

LONG-TERM DEBT                                                26        47
OTHER NON-CURRENT LIABILITIES                              2,314     2,325

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS' EQUITY
 Common Stock, par value $.20 a share; authorized
 10,000,000 shares; issued 5,863,829 shares                1,173     1,173
 Additional paid-in capital                               13,322    14,123
 Retained earnings                                        13,413    15,218
 Cumulative other comprehensive income (loss)               (260)     (182)
 Unearned compensation                                      (506)     (332)
                                                         -------   -------
                                                          27,142    30,000
 Less cost of 445,936 and 300,550 common shares
  in treasury                                             (3,544)   (3,012)
                                                         -------   -------
       TOTAL STOCKHOLDERS' EQUITY                         23,598    26,988
                                                         -------   -------
                                                         $28,573   $32,998

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
                                                   Year ended December 31,
                                                   2001     2000     1999
                                                   ----     ----     ----
SALES                                           $18,875  $31,836  $31,693
COSTS AND EXPENSES
 Cost of products sold                           10,656   15,420   13,899
 Research and development                         3,631    2,445    2,132
 Selling, general and administrative              7,325    7,351    7,422
 Amortization of goodwill                           332      332      333
 Other (income) expense, net                       (504)    (619)    (441)
                                                -------  -------  -------
                                                 21,440   24,929   23,345
                                                -------  -------  -------
 Income (loss) before income taxes               (2,565)   6,907    8,348
PROVISION (BENEFIT) FOR INCOME TAXES               (760)   2,377    3,002
                                                -------  -------  -------
NET INCOME (LOSS)                                (1,805)   4,530    5,346
 Currency translation adjustment and
  minimum pension liability                         (78)    (248)    (100)
                                                -------  -------  -------
COMPREHENSIVE INCOME (LOSS)                     $(1,883  $ 4,282  $ 5,246
                                                =======  =======  =======
NET INCOME (LOSS) PER SHARE:
    Basic                                         $(.33)    $.79     $.94
    Diluted                                       $(.33)    $.74     $.88
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1999, 2000 and 2001
(dollars in thousands)

                                    Common Stock  Additional            Compre-    Unearned    Treasury
                                   Shares           Paid-In   Retained  hensive    Compensa-    Shares
                                   Issued  Amount   Capital   Earnings  Income       tion       Amount
                                   ------  ------ ----------  --------  -------    ---------   --------
Balance at January 1, 1999      5,597,869  $1,120    $13,628   $ 5,359   $  166       $(239)   $    (1)
Shares issued pursuant to
 employee stock plans             243,284      48        422       (17)                  (4)       589
Repurchase of common shares                                                                       (588)
Currency translation adjustment                                            (100)
Net income                                                       5,346
                                ---------  ------    -------   -------    -----       -----    -------
Balance at December 31, 1999    5,841,153   1,168     14,050    10,688       66        (243)         0
Shares issued pursuant to
 employee stock plans              22,676       5         73                            (89)       294
Repurchase of common shares                                                                     (3,306)
Currency translation adjustment                                            (248)
Net income                                                       4,530
                                ---------  ------    -------   -------    -----       -----    -------
Balance at December 31, 2000    5,863,829   1,173     14,123    15,218     (182)       (332)    (3,012)
Shares issued pursuant to
 employee stock plans                                   (799)                          (174)     1,386
Shares issued to directors                                (2)                                        7
Repurchase of common shares                                                                     (1,925)
Currency translation adjustment                                              (1)
Minimum pension liability
 net of tax of $44                                                          (77)
Net income (loss)                                               (1,805)
                                ---------  ------    -------    ------    -----       -----    -------
Balance at December 31, 2001    5,863,829  $1,173    $13,322   $13,413    $(260)      $(506)   $(3,544)
                                =========  ======    =======   ========   ======      =====    =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                  Year ended  December 31,
                                                   2001     2000     1999
                                                   ----     ----     ----
OPERATING ACTIVITIES
 Net income (loss)                              $(1,805)  $4,530  $ 5,346
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Income tax expense (benefit)                    (760)   2,377    3,002
   Depreciation and amortization                    987      943      802
   (Gain) loss on disposition of  assets             13       (5)     (15)
   Shares issued as compensation                    206      146      185
   Net (increase) decrease in:
     Accounts receivable                          5,727   (1,108)  (1,820)
     Inventories                                    876    2,363   (4,111)
     Other assets                                    26      215     (169)
   Net increase (decrease) in:
     Accounts payable                              (695)  (2,698)   2,738
     Accrued compensation and benefits             (151)    (107)      34
     Other accrued expenses                        (116)    (217)     (62)
                                                 ------   ------  -------
                                                  4,308    6,439    5,930
     Income taxes paid                             (121)  (2,971)  (2,760)
                                                 ------   ------  -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES      4,187    3,468    3,170
                                                 ------   ------  -------
INVESTING ACTIVITIES
 Purchase of marketable securities               (5,500)  (2,800) (11,200)
 Sale of marketable securities                    8,500    3,400    5,600
 Loans to officers, net                            (357)    (712)    (127)
 Proceeds from disposition of assets                 14       20       10
 Additions to property, plant and equipment        (656)    (534)    (483)
 Purchase of software licenses                     (230)     (50)
                                                 ------   ------  -------
   NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES                                    1,771     (676)  (6,200)
                                                 ------   ------  -------
FINANCING ACTIVITIES
 Principal payments on debt                         (52)     (49)    (111)
 Proceeds from debt                                  34
 Shares issued pursuant to employee stock plans     213      107      783
 Shares repurchased for treasury, 307,808,
  331,000 and 105,750                            (1,926)  (3,306)    (588)
                                                 ------   ------  -------
   NET CASH (USED) PROVIDED BY FINANCING
    ACTIVITIES                                   (1,731)  (3,248)      84
                                                 ------   ------  -------
EFFECT OF EXCHANGE RATE DIFFERENCES                   5      (37)     (53)
                                                 ------   ------  -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      4,232     (493)  (2,999)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR     3,499    3,992    6,991
                                                 ------   ------  -------
CASH AND CASH EQUIVALENTS - END OF YEAR          $7,731   $3,499  $ 3,992
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

Risks and Uncertainties. A major portion of the Company's domestic revenues is generated by sales to two customers, and a significant portion of its European distributorship revenue comes from one customer. The loss of any of these customers would have a material adverse impact on the Company. The Company's receivables are primarily from major, well-established companies in the telecommunications industry, and at December 31, 2001, one such company accounted for 24% of the Company's accounts receivable. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well established with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

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

Cash and Cash Equivalents. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2001, essentially all of the Company's cash and cash equivalent balances were with two financial institutions.

Marketable Securities. Marketable securities are classified as available for sale and are reported at cost. They are comprised of investments in municipal bond funds and corporate debt and equity securities. These securities are recorded at cost which approximates fair value. The maturities are short term or have reset provisions.

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

Foreign Exchange. The functional currency of the Company's foreign subsidiary, the European distributorship operations, is the Pound Sterling. Results of operations for the Company's foreign subsidiary were translated from Pounds Sterling into U.S. dollars using average exchange rates during the period, while assets and liabilities were translated using current rates at the end of the period.

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

Income Per Share. In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. The shares used in the basic earnings per share calculations were 5,416,729, 5,753,734 and 5,670,023 and in the diluted earnings per share were 5,416,729, 6,091,964 and 6,047,636 for 2001, 2000 and 1999,
respectively.

Goodwill. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Through December 31, 2001 goodwill was amortized using the straight-line method over its estimated useful life (10 years). Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

Stock Split. All share and per share amounts have been restated to give retroactive effect to a 3 for 2 split in the form of a dividend declared in July 1999. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and charged to retained earnings.

Recent Pronouncements. In October 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides a single accounting model for long-lived assets to be disposed of. In August 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations", which focuses on accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Under SFAS Nos. 141 and 142, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill will no longer be amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. SFAS Nos. 142 and 144 are effective in 2002 and SFAS No. 143 is effective in 2003. In 2001, the Company recognized goodwill amortization expense of $332,000. With the exception of the impact on the Company's amortization of goodwill, these Statements are not expected to have a material impact on the Company's financial condition or results of operations.

Reclassifications. Certain prior year amounts have been reclassified to conform with current year classifications.

NOTE B. VALUATION AND QUALIFYING ACCOUNTS

The allowance for doubtful accounts was increased by $250,000 , $16,000 and $10,000 in 2001, 2000 and 1999, respectively, by charges to costs and expenses. The Company wrote off uncollectible accounts, net of recoveries, of $109,000 and $10,000 in 2001 and 1999, respectively.

NOTE C.  INVENTORIES (IN THOUSANDS):
                                                              2001   2000
                                                              ----   ----
  Finished and in process                                   $3,455 $4,320
  Materials and purchased parts                              2,227  2,237
                                                            ------ ------
                                                            $5,682 $6,557
                                                            ====== ======

NOTE D.  PROPERTY, PLANT AND EQUIPMENT (IN THOUSANDS):
                                                              2001   2000
                                                              ----   ----
Machinery and equipment                                     $2,365 $1,995
Furniture and fixtures                                       2,281  2,110
                                                            ------ ------
                                                             4,646  4,105
Less allowances for depreciation                             3,132  2,732
                                                            ------ ------
                                                            $1,514 $1,373
                                                            ====== ======

NOTE E.  OTHER NON-CURRENT LIABILITIES (IN THOUSANDS):
                                                              2001   2000
                                                              ----   ----
Accrued officers' supplemental pension                      $  511 $  553
Accrued deferred compensation                                  274    291
Deferred directors' fees                                       269    277
Accrued pension                                                658    568
Accrued postretirement benefit                                 843    825
                                                            ------ ------
                                                             2,555  2,514
Less current portion                                           241    189
                                                            ------ ------
                                                            $2,314 $2,325
                                                            ====== ======

NOTE F.  DEBT AND CREDIT ARRANGEMENTS

Dacon Electronics Plc has a bank line of credit of $290,000 expiring in 2002. During 2001 and 2000, no amounts were borrowed under this facility.

Long term debt (in thousands):
                                                               2001  2000
                                                               ----  ----
 Installment finance agreements, interest at 8% to 11%
  per annum expiring through 2003                               $72   $90
   Less current maturities of debt                               46    43
                                                                ---   ---
                                                                $26   $47
                                                                ===   ===
Payments remaining on the installment finance agreements are $46,000 in 2002 and $26,000 in 2003.

Interest of $19,000, $31,000 and $30,000 was paid in 2001, 2000 and
1999, respectively.

NOTE G.  INCOME TAXES

At December 31, 2001, consolidated retained earnings included approximately $.5 million of retained earnings applicable to Dacon Electronics Plc, a foreign subsidiary. If the undistributed earnings were remitted, any resulting federal tax would be substantially reduced by foreign tax credits.

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):
                                                      2001    2000    1999
                                                      ----    ----    ----
Current:
 Federal                                             $(452) $1,989  $2,428
 Foreign                                                       (24)     62
 State                                                  62     346     419
                                                     -----  ------  ------
       Total current                                  (390)  2,311   2,909
                                                     -----  ------  ------
Deferred:
 Federal                                              (330)     55      84
 State                                                 (40)     11       9
                                                     -----  ------  ------
Total deferred                                        (370)     66      93
                                                     -----  ------  ------
                                                     $(760) $2,377  $3,002
                                                     =====  ======  ======
Not reflected in the 2000 and 1999 tax provision (benefit) are $29,000 and $73,000, respectively, of income tax benefits related to employee stock plans; such amounts were credited to additional paid-in capital. The provision (benefit) for 2001 and 2000 reflects an adjustment to the tax provision of $155,000 and $156,000, respectively, attributable to actual amounts differing from previously recorded estimates.

Domestic and foreign pretax income (loss) for the years ended
December 31 are as follows (in thousands):
                                                     2001    2000    1999
                                                     ----    ----    ----
Domestic operations                               $(1,609) $7,439  $8,484
Foreign Operations                                   (956)   (532)   (136)
                                                  -------  ------  ------
                                                  $(2,565) $6,907  $8,348
                                                  =======  ======  ======

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows (in thousands):
                                                             2001    2000
                                                             ----    ----
Deferred tax liabilities                                   $  220  $  187
                                                           ------  ------
Deferred tax assets:
 Inventory valuation                                          687     504
 Accrued liabilities and employee benefits                    585     445
 Accrued deferred compensation                                284     309
 Other postretirement benefits                                316     312
 Separate return federal operating loss carryforwards
  expiring in 2008 and 2009                                   445     445
 Other                                                        271     125
                                                           ------  ------
      Total deferred tax assets                             2,588   2,140
 Valuation allowance                                         (445)   (445)
                                                           ------  ------
                                                            2,143   1,695
                                                           ------  ------
      Net deferred tax assets                              $1,923  $1,508
                                                           ======  ======
No amounts have been credited or charged to tax expense for the valuation allowance in 2001 or 2000.

A reconciliation of the statutory federal income tax rate to the effective tax rate on income for the years ended December 31, is as follows:

                                                       2001   2000   1999
                                                       ----   ----   ----
Statutory federal income tax rate                     (34.0)% 34.0%  34.0%
State income taxes, net of federal tax benefit          0.5    3.4    3.4
Lower foreign tax rate                                  8.3          (0.1)
Research & Development Credit                                 (0.3)  (1.0)
Nontaxable interest income                             (2.9)  (1.7)  (1.2)
Goodwill amortization                                   3.4    1.2    1.0
Tax adjustment                                         (6.0)  (2.3)
Other                                                   0.7    0.1   (0.1)
                                                       ----   ----   ----
                                                      (30.0)% 34.4%  36.0%
                                                       ====   ====   ====

NOTE H.  OTHER (INCOME) EXPENSE, NET (IN THOUSANDS):

                                                    Year Ended December 31,
                                                      2001    2000    1999
                                                      ----    ----    ----
Interest expense                                     $  55   $  50   $  49
Interest income                                       (559)   (669)   (490)
                                                     -----   -----   -----
                                                     $(504)  $(619)  $(441)
                                                     =====   =====   =====

NOTE I. COMMITMENTS

Leases. Total rental expense amounted to $472,000 in 2001, $500,000 in 2000 and $532,000 in 1999. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2006 are approximately $405,000, $340,000, $71,000, $67,000 and $39,000, respectively, and no amounts thereafter.

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

The components of net cost of the plan for the years ended December 31 are as follows (in thousands):
                                                         2001  2000  1999
                                                         ----  ----  ----
Interest cost on projected benefit obligation            $116  $116  $117
Actual (return)/loss on plan assets                        99    25   (50)
Net amortization and deferral                            (184) (123)  (44)
                                                         ----  ----  ----
      Net periodic pension cost                          $ 31  $ 18  $ 23
                                                         ====  ====  ====

The following table sets forth the plan's funded status and the accrued pension liability recognized in the Company's Consolidated
Balance Sheets at December 31 (in thousands):
                                                              2001   2000
                                                              ----   ----
Projected benefit obligation for services rendered to date
  Beginning of year                                         $1,605 $1,586
   Loss(gain) due to change in estimates                        48      5
   Interest cost                                               116    116
   Less benefits paid                                         (102)  (102)
                                                            ------ ------
  End of year                                                1,667  1,605
                                                            ------ ------
Plan assets at fair value
  Beginning of year                                          1,149  1,220
   Actual return on plan assets                                (99)   (25)
   Contribution                                                 61     56
   Less benefits paid                                         (102)  (102)
                                                            ------ ------
  End of year                                                1,009  1,149
                                                            ------ ------
Plan assets less than projected benefit obligation            (658)  (456)
Unrecognized net asset, less accumulated amortization
 of $180 and $172                                                      (8)
Unrecognized net loss(gain)                                    121   (104)
Minimum pension liability adjustment                          (121)
                                                            ------ ------
Accrued pension liability (included in other
 non-current liabilities)                                   $ (658)$ (568)
                                                            ====== ======
The discount rates used in determining the projected benefit obligation were 7.25 % in 2001 and 7.5% in 2000. The expected long-term rate of return on plan assets used in determining the net periodic pension cost was 7% for all years presented.

The plan assets at December 31, 2001 and 2000 were principally invested in corporate debt and equity securities.

401(k) Retirement Plan. The Company has a defined contribution plan covering substantially all domestic employees. The Company's contribution is based upon the participants' contributions. The expense was $54,000, $54,000 and $53,000 in 2001, 2000 and 1999,
respectively.

Officers' Supplemental Pension Plan. The Company has an unfunded, noncontributory defined benefit pension plan covering certain retired officers.

The components of net pension cost of the plan for the years ended December 31 are as follows (in thousands):
                                                         2001  2000  1999
                                                         ----  ----  ----
Interest cost on projected benefit obligation             $30   $32   $34
Amortization of actuarial gains                            (3)   (3)   (2)
                                                          ---   ---   ---
Net periodic pension cost                                 $27   $29   $32
                                                          ===   ===   ===
The following table sets forth the plan's status and the accrued pension liability recognized in the Company's Consolidated Balance
Sheets at December 31 (in thousands):
                                                             2001   2000
Projected benefit obligations
  Balance at beginning of period                             $472   $508
   Interest expense                                            30     32
   Less benefits paid                                         (69)   (68)
                                                             ----   ----
  Balance at end of period                                    433    472
Unrecognized net gain                                          78     81
                                                             ----   ----
Accrued pension liability (included in other
 non-current liabilities)                                    $511   $553
                                                             ====   ====
The discount rate used in determining the projected benefit obligation was 6.75% for all years presented. All participants are retired and receiving benefits under the Plan and therefore future increases in compensation are not applicable.

Other Postretirement Benefit Plans. In addition to the Company's pension plans, the Company has a contributory, unfunded defined benefit plan providing certain health care benefits for domestic employees who retired prior to March 31, 1996. The participants' contributions are adjusted periodically and are based on age and length of service at time of retirement. The assumed rate of increase in the per capita cost of covered benefits used for 2000 was 10% decreasing to 5% after 10 years and for 2001 was 9.5% decreasing to 5% after 9 years. Increasing the health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation by $60,000 at December 31, 2001 and the aggregate service and interest cost component of net periodic postretirement benefit cost for 2001 by $4,000; the corresponding impact for a 1% decrease are $53,000 and $4,000, respectively. The weighted average discount rates used in determining the net periodic postretirement benefit cost and accumulated benefit obligation were 7.25% and 7.5% for 2001 and 2000, respectively.

The following sets forth the plan's status and accrued
postretirement benefit liability recognized in the Company's
Consolidated Balance Sheets at December 31 (in thousands):
                                                              2001   2000
Actuarial present value of accumulated postretirement
 benefit obligation:
 Balance at beginning of period                               $834   $733
  Interest cost                                                 47     60
  Actuarial (gain)/loss                                       (206)    77
  Benefits paid, net                                           (18)   (36)
                                                              ----   ----
                                                               657    834
Unrecognized net gain/(loss)                                   186     (9)
                                                              ----   ----
Accrued postretirement benefit liability (included in other
non-current liabilities)                                      $843   $825
                                                              ====   ====
The components of postretirement benefit cost for the years ended
December 31, are as follows (in thousands):
                                                         2001  2000  1999
                                                         ----  ----  ----
Interest cost                                             $47   $61   $53
Net amortization                                          (11)
                                                          ---   ---   ---
 Net periodic cost                                        $36   $61   $53
                                                          ===   ===   ===
The net benefits paid were $18,000, $36,000 and $31,000 for 2001, 2000 and 1999, respectively.

Deferred Compensation. At December 31, 2001 and 2000, the liability relating to a deferred compensation arrangement between the Company and a former director and officer of the Company was $274,000 and $291,000, respectively.

NOTE J.  STOCK PLANS

The 1990 Stock Option Plan provides for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally become exercisable in three equal annual installments on a cumulative basis commencing six months from the date of grant and expire five years (ten years for awards granted after 1999) after the date granted.

The Company also has the 1967 Employee Stock Purchase Plan which provides for the grant to purchase shares at 85% of the fair market value of the stock on the date offered. Generally, rights to purchase shares under this plan expire 12 months (maximum 27 months) after the date of grant.

The Company also has a time accelerated restricted stock plan ("Restricted Stock Plan") which provides for the award of shares to key employees; generally, the awards vest in five equal annual installments commencing two years after the date of the award. Vesting may be accelerated based on the achievement of certain financial performance goals.

The Directors' Stock Option Plan provides for an annual grant of options to non-employee officers and directors. This plan provides for the automatic award of options to purchase 3,000 shares of Common Stock at the fair market value at the date of grant to each person who is a participant on August 1 of each year and pro-rated awards in certain cases. The awards expire five years (ten years for awards granted after 2000) after the date granted.

Share information pertaining to these plans is as follows:
                                    1990             Restricted Directors'
                                   Option  Purchase     Stock     Option
                                    Plan     Plan       Plan       Plan
                                  -------  --------     -------   ------
Outstanding at January 1, 1999    686,050    28,603      41,400   18,000
 Granted                          142,875                21,000    9,000
 Cancelled or expired              (4,101)     (913)
 Vested                                                 (12,480)
 Exercised                       (300,497)  (27,690)
                                  -------    ------     -------   ------
Outstanding at December 31, 1999  524,327         0      49,920   27,000

 Granted                          202,900                26,000   20,000
 Cancelled or expired              (5,225)                 (600)
 Vested                                                  (8,280)
 Exercised                        (27,126)
                                  -------    ------     -------   ------
Outstanding at December 31, 2000  694,876         0      67,040   47,000
 Granted                          248,500                76,500   18,250
 Cancelled or expired              (1,302)
 Vested                                                 (12,330)
 Exercised                        (85,024)
                                  -------    ------     -------   ------
Outstanding at December 31, 2001  857,050         0     131,210   65,250
                                  =======    ======     =======   ======
Available for future grant         29,347    52,478      48,187   37,250
                                  =======    ======     =======   ======

The exercise price for options granted in 1999 was $9.00, for options granted in 2000 ranged from $9.06 to $9.70 and for options granted in 2001 was $5.00. The weighted average exercise price for the 857,050 options outstanding under the Option Plan is $6.65 with expiration dates ranging from 2002 to 2011. Options were exercised under the Option Plan at weighted average exercise prices of $2.08, $3.95 and $2.46 in 1999, 2000 and 2001, respectively. Shares exercisable under the Option Plan and weighted average exercise price at December 31, 1999, 2000 and 2001 were 316,027 and $4.31,
457,943 and $5.80 and 622,903 and $6.82, respectively.

Shares were exercised under the Purchase Plan at a weighted average price of $5.67 in 1999.

Under the Restricted Stock Plan compensation expense was $206,000, $146,000 and $184,000 in 2001, 2000 and 1999, respectively.

The exercise price for options granted under the Directors' Stock Option Plan in 1999 was $11.17, for options granted in 2000 ranged from $10.80 to $12.63 and for options granted in 2001 ranged from $5.35 to $6.10. The weighted average exercise price for the 65,250 options outstanding under the plan is $8.58 with expiration dates ranging from 2003 to 2011. No options have been exercised. Shares exercisable at December 31, 1999, 2000 and 2001 were 18,000, 27,000 and 47,000 respectively.

The Company has elected to follow APB No. 25 and related
interpretations in accounting for its stock option plans, and has adopted the disclosure-only provisions of SFAS No. 123. If the
Company had elected to recognize compensation expense for the 1990
Stock Option Plan and the 1967 Stock Purchase Plan based on the fair value at the grant date , consistent with the method presented by
SFAS No. 123, the pro forma net income (loss) and net income (loss)
per share would be as follows (in thousands except per share information):
                                                     2001    2000   1999
                                                     ----    ----   ----
Net income (loss)
                     As reported                  $(1,805) $4,530 $5,346
                                                  =======  ====== ======
                     Pro forma                    $(2,447) $3,928 $4,859
                                                  =======  ====== ======
Net income (loss) per share
                     As reported      Basic         $(.33)   $.79   $.94
                                                    =====    ====   ====
                                      Diluted       $(.33)   $.74   $.88
                                                    =====    ====   ====
                     Pro forma        Basic         $(.45)   $.68   $.86
                                                    =====    ====   ====
                                      Diluted       $(.45)   $.65   $.81
                                                    =====    ====   ====

The estimated weighted average fair value per share of stock options granted were $5.07, $4.82 and $5.16 for 2001, 2000 and 1999, respectively. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.75%, 5.1% and 5.5%; no dividend yields; volatility factors of the expected market price of the Company's common stock of .70 in 2001, .74 in 2000 and .61 in 1999; and a weighted average expected life of the option of 7.5 years in 2001 and, for 2000 and 1999, 3.8 years for the Option Plan and 5 years for the Directors' Option Plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

NOTE K.  RELATED PARTY TRANSACTIONS

The Company has advanced amounts to officers primarily for personal income taxes related to various stock option plans. The amounts outstanding at December 31, 2001 and 2000 of $1,516,000 and $1,099,000 include interest accrued on the advances. This indebtedness bears interest at rates approximating market rates and is payable upon demand.

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
                                                   2001     2000     1999
Net sales                                          ----     ----     ----
 United States:
  Unaffiliated customers (North America)        $12,977  $24,511  $24,462
  Intercompany transfers                                      55      194
                                                -------  -------  -------
                                                 12,977   24,566   24,656
 Europe                                           5,898    7,325    7,231
 Eliminations                                                (55)    (194)
                                                -------  -------  -------
                                                $18,875  $31,836  $31,693
Operating profit (loss)
 United States                                  $  (813) $ 8,139  $ 9,433
 Europe                                            (950)    (529)    (138)
 Intercompany eliminations                           23        8      (10)
                                                -------  -------  -------
                                                 (1,740)   7,618    9,285
General corporate expenses                        1,329    1,330    1,378
Other (income) expense, net                        (504)    (619)    (441)
                                                -------  -------  -------
Income (loss) before income taxes               $(2,565) $ 6,907  $ 8,348
                                                =======  =======  =======
Total assets
 United States                                  $26,153  $29,262  $31,238
 Europe                                           2,444    3,779    3,919
 Intercompany eliminations                          (24)     (43)     (55)
                                                -------  -------  -------
                                                $28,573  $32,998  $35,102
                                                =======  =======  =======
Long-lived assets
 United States                                  $ 1,788  $ 1,545  $ 1,718
 Europe                                             600      973    1,432
 Intercompany eliminations                          (16)     (27)     (36)
                                                -------  -------  -------
                                                $ 2,372  $ 2,491  $ 3,114
                                                =======  =======  =======
Expenditures for long-lived assets
 United States                                  $   756  $   486  $   300
 Europe                                             130       98      246
 Intercompany eliminations                                            (63)
                                                -------  -------  -------
                                                $   886  $   584  $   483
                                                =======  =======  =======
Depreciation and amortization
 United States                                  $   504  $   452  $   279
 Europe                                             490      494      540
 Intercompany eliminations                           (7)      (3)     (17)
                                                -------  -------  -------
                                                $   987  $   943  $   802
                                                =======  =======  =======

Gross profit margin on intercompany transfers are comparable to sales to third parties. The United States operations had net sales of $7.5 million, $12.6 million and $7.3 million in 2001, 2000 and 1999, respectively, to one major customer; sales of $1.9 million, $2.4 million and $3.4 million in 2001, 2000 and 1999 to another major customer; sales of $.5 million, $2.8 million and $1.9 million in 2001, 2000 and 1999 to another major customer; sales of $.5 million, $1.4 million and $2.3 million in 2001, 2000 and 1999 to another major customer; sales of $1.7 million and $2.7 million in 2000 and 1999 to another major customer and export sales of $2.9 million in 1999 to another customer. The European operations had sales of $2.8 million, $3.7 million and $4.6 million in 2001, 2000 and 1999, respectively, to one customer.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                               PART III

Item 10.   Directors and Executive Officers of the Registrant

      1. (a) The identification of the directors of the Company as of March 1, 2001 and persons nominated to become directors set forth under the caption Information Concerning Nominees in the Proxy Statement for the annual meeting of stockholders to be held on May 9, 2002 is incorporated herein by reference.

       (b) The identification of the executive officers of the Company and their positions with the Company and ages as of March 1, 2002 is set forth under the caption Executive Officers of the Company in Part I of this Annual Report on Form 10-K.

      2. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption
Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the annual meeting of stockholders to be held on May 9, 2002 is incorporated herein by reference.

Item 11.   Executive Compensation

       The information on executive compensation set forth under the caption Executive Compensation in the Proxy Statement for the annual meeting of stockholders to be held on May 9, 2002 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management

       (a) and (b) Security ownership of certain beneficial owners and management set forth under the caption Security Ownership in the Proxy Statement for the annual meeting of stockholders to be held on May 9, 2002 is incorporated herein by reference.

       (c) Changes in Control.  None.


Item 13.   Certain Relationships and Related Transactions

       The information on certain relationships and related transactions set forth under the caption Certain Relationships and Related Transactions in the Proxy Statement for the annual meeting of stockholders to be held on May 9, 2002 is incorporated herein by reference.


                               PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

 (a)(1) and (2) and (d) The response to this portion of Item 14 is submitted as a separate section beginning on page 27 of this Annual Report on Form 10-K.

 (a)(3) and (c) The response to this portion of Item 14 is submitted as a separate section beginning on page 28 of this Annual Report on Form 10-K.

 (b) There were no reports filed on Form 8-K during the fourth quarter of 2001.










                              SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

                                         COGNITRONICS CORPORATION
                                                Registrant
                                         by    /s/   Garrett Sullivan
                                               Garrett Sullivan
                                                Treasurer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March
28, 2002.

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


 /s/ William J. Stuart                          Director
     William J. Stuart

Form 10-K -- Item 14 (a) (1) and (2) and (d)

 (a) (1)  Financial Statements

The following financial statements of the Company are included in
Item 8.

Financial Statements Covered by Report of Independent Auditors:       PAGE

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . .12

Consolidated Balance Sheets, December 31, 2001 and December 31, 2000 . .13

Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2001 . . .14

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001. . . . . . . . . . . .14

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001 . . . . . . . . . . . . . . . . . . .15

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .16


     (2) and (d) Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information has been included in the Company's financial statements and, therefore, have been omitted.


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

4. Specimen Certificate for Common Stock (Exhibit 4-1 to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).

10.1 1990 Stock Option Plan, as amended (Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference).

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

10.5 Cognitronics Corporation Restricted Stock Plan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference).


10.6 Form of Executive Severance Agreement between certain officers and Cognitronics Corporation ( Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.7 Addendum to Executive Severance Agreement between certain officers and Cognitronics Corporation (Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8 The Directors' Stock Option Plan, as amended  (attached as Exhibit
     10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference).

22.  List of subsidiaries of the Company as of December 31, 2001
     (attached as Exhibit 22 to this Annual Report on Form 10-K).

23.  Consent of Independent Auditors, dated March 28, 2002
     (attached as Exhibit 23 to this Annual Report on Form 10-K).







































 Copies of the Exhibits to this Annual Report on Form 10-K are available upon written request to the Secretary of the Company at 3 Corporate Drive, Danbury, CT 06810-4130 and payment of $35.00 for a complete set of the Exhibits or $.25 per page for any part thereof (minimum $5.00).