Form 10-Q
period 2002-03-31
COGNITRONICS CORP
filed 2002-05-15
CIK 21438

                                                             CONFORMED

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended March 31, 2002

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

     Common Stock, par value $0.20 per share -- 5,415,793 shares
Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                             March 31,       December 31,
                                               2002              2001
                                           (Unaudited)
                                           -----------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 8,050           $ 7,731
  Marketable securities                       5,900             6,400
  Accounts receivable, net                    2,157             2,035
  Inventories                                 5,368             5,682
  Deferred income taxes                       1,115             1,110
  Other current assets including loans
    to officers of $1,566 and $1,516          2,642             2,431
                                            -------           -------
      TOTAL CURRENT ASSETS                   25,232            25,389

PROPERTY, PLANT AND EQUIPMENT, NET            1,616             1,514
GOODWILL, NET                                   319               319
DEFERRED INCOME TAXES                           811               812
OTHER ASSETS                                    483               539
                                            -------           -------
                                            $28,461           $28,573
                                            =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,115           $   871
  Accrued compensation and benefits           1,167             1,109
  Income taxes payable                          379               290
  Current maturities of debt                     46                46
  Other accrued expenses                        592               319
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,299             2,635

LONG-TERM DEBT                                   14                26
OTHER NON-CURRENT LIABILITIES                 2,327             2,314

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000 shares;
    issued 5,863,229 shares                   1,173             1,173
  Additional paid-in capital                 13,322            13,322
  Retained earnings                          12,600            13,413
  Cumulative other comprehensive loss          (277)             (260)
  Unearned compensation                        (448)             (506)
                                            -------           -------
                                             26,370            27,142
  Less cost of 447,436 and 445,936
   common shares in treasury                 (3,549)           (3,544)
                                            -------           -------
     TOTAL STOCKHOLDERS' EQUITY              22,821            23,598
                                            -------           -------
                                            $28,461           $28,573
                                            =======           =======
See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME(LOSS) (UNAUDITED)
               (dollars in thousands except per share amounts)


                                                Three Months Ended
                                                     March 31,

                                                 2002        2001
                                                 ----        ----

SALES                                          $ 3,142      $4,939
                                               -------      ------
COST AND EXPENSES:
  Cost of products sold                          1,939       2,623
  Research and development                         858         704
  Selling, general and
     administrative                              1,644       1,735
  Amortization of goodwill                                      83
  Other (income)expense, net                      ( 49)       (169)
                                                ------      ------
                                                 4,392       4,976
                                                ------      ------
  Income(loss) before income taxes              (1,250)        (37)
PROVISION(BENEFIT) FOR INCOME TAXES               (437)        (14)
                                                ------      ------
NET INCOME(LOSS)                                  (813)        (23)
Currency translation adjustment                    (17)
                                                ------      ------
COMPREHENSIVE INCOME(LOSS)                      $ (830)     $  (23)
                                                ======      ======

NET INCOME(LOSS) PER SHARE:

  Basic                                          $(.15)        $.00
                                                 =====         ====
  Diluted                                        $(.15)        $.00
                                                 =====         ====
Weighted average number of
   shares outstanding:

  Basic                                       5,411,890    5,508,111
                                              =========    =========
  Diluted                                     5,411,890    5,508,111
                                              =========    =========










See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                 Three Months Ended
                                                       March 31,

                                                2002            2001
                                                ----            ----
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                        $  125          $3,919
                                               ------          ------

INVESTING ACTIVITIES
  Purchase of marketable securities            (1,600)         (1,200)
  Sales of marketable securities                2,100           2,400
  Loans to employees                              (34)           (331)
  Additions to property, plant and
    equipment, net                               (253)           (138)
                                               ------          ------
   NET CASH PROVIDED BY
      INVESTING ACTIVITIES                        213             731
                                               ------          ------

FINANCING ACTIVITIES
Repurchase of 1,500 and 167,750 shares
    for treasury                                   (5)         (1,225)
  Issuance of debt                                                 34
  Principal payments on debt                      (12)            (13)
  Common stock issued pursuant to employee
    stock plans, 900 shares                                         6
                                               ------          ------
   NET CASH PROVIDED(USED) BY
      FINANCING ACTIVITIES                        (17)         (1,198)
                                               ------          ------

EFFECT OF EXCHANGE RATE DIFFERENCES                (2)
                                               ------          ------

INCREASE IN CASH AND CASH EQUIVALENTS             319           3,452
CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                    7,731           3,499
                                               ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $8,050          $6,951
                                               ======          ======

INCOME TAXES PAID                              $    3          $  144
                                               ======          ======

INTEREST PAID                                  $   10          $    4
                                               ======          ======




See Note to Condensed Consolidated Financial Statements.

       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               March 31, 2002

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Inventories (in thousands):
                                        March 31,         December 31,
                                          2002                2001
                                          ----                 ----
Finished and in process                  $3,484              $3,455
Materials and purchased parts             1,884               2,227
                                         ------              ------
                                         $5,368              $5,682
                                         ======              ======

Other Non-Current Liabilities (in thousands):
                                        March 31,          December 31,
                                          2002                 2001
                                          ----                 ----
Accrued supplemental pension plan        $  501              $  511
Accrued deferred compensation               269                 274
Deferred directors' fees                    289                 269
Accrued pension expense                     665                 658
Accrued post-retirement benefit             844                 843
                                         ------              ------
                                          2,568               2,555
     Less current portion                   241                 241
                                         ------              ------
                                         $2,327              $2,314
                                         ======              ======

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for dilutive earnings per share they are included.

Adoption of Financial Accounting Standard 142 ("FAS 142")

Effective January 1, 2002, the Company adopted FAS No. 142. Under FAS 142, goodwill is no longer amortized, rather it is subject to a periodic impairment test based on its fair value. If FAS 142 was effective as of January 1, 2001, then the pro forma results of operations would have been as follows (dollars in thousands):

                                     As Reported  Adjustment  Pro Forma

Pretax Income                           $(37)        $83         $46
                                        ====         ===         ===
Net Income                              $(23)        $76         $53
                                        ====         ===         ===
Earnings per share:
     Basic                              $.00                    $.01
                                        ====                    ====
     Diluted                            $.00                    $.01
                                        ====                    ====


Operations by Industry Segments and Geographic Areas:

                                                Three Months Ended
                                                     March 31,

                                                 2002         2001
                                                 ----         ----
Net Sales
  United States                                $ 1,557      $ 3,099
  Europe                                         1,585        1,840
  Intercompany eliminations
                                               -------      -------
                                               $ 3,142      $ 4,939
                                               =======      =======
Operating Profit(loss)
  United States                                $  (967)     $    83
  Europe                                            14          (10)
  Intercompany eliminations                          3            3
                                               -------      -------
                                                  (950)          76
  General corporate expense                        349          282
  Other (income)expense                            (49)        (169)
                                               -------      -------
  Income(loss) before income taxes             $(1,250)     $   (37)
                                               =======      =======
Total Assets
  United States                                $25,780      $27,718
  Europe                                         2,703        3,904
  Intercompany eliminations                        (22)         (41)
                                               -------      -------
                                               $28,461      $31,581
                                               =======      =======


Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the quarter ended March 31, 2002, the Company reported a loss of $813 thousand ($.15 per diluted share), versus a loss of $23 thousand ($.00 per diluted share) in the comparable 2001 quarter.

Consolidated sales for the first quarter of 2002 decreased $1.8 million, or 36%, from the prior year period. Sales of domestic operations decreased $1.5 million, or 50%, due to the reduction in infrastructure buildout, particularly by CLEC's, and capex reduction by the major telecommunication service providers as previously noted by the Company. The UK distributorship operations sales for the quarter ended March 31, 2002 decreased $.3 million (14%) from the prior year period. This is attributable to decreased sales volume to its largest customer and unfavorable foreign exchange variation.

The gross margin percentage was approximately 38% in the 2002 quarter versus 47% in the prior year. This decrease is attributable to decrease in the sales volume of the domestic operations.

Research and development expense increased 22% from the same period in 2001 primarily due to higher salaries attributable to higher headcount expenses and higher contract engineering services expenses. The Company's increased research and development efforts reflect work on next generation equipment.

Selling, general and administrative expense decreased $91,000, or 5%, due to lower expenses at the Company's UK distributorship operations due to lower personnel and related expenses.

Other (income) expense decreased due to lower interest earned on cash balances and marketable securities, reflecting lower interest rates.

The Company's effective tax benefit rate decreased to 35% in 2002 from 38% in 2001. This reduction reflects lower tax-free income, offset, in part, by lower goodwill expense.

Under Statement of Financial Accounting Standards No. 109, the Company has recognized future tax benefits that management believes will be realized.

Liquidity and Sources of Capital

Net cash flow from operations for the three months ended March 31, 2002 was $.1 million versus $3.9 million in 2001; this decrease in cash flow is attributable to higher loss. The decrease in cash provided by investing activities of $.2 million in 2002 versus $.7 million in 2001 reflects lower net sales of marketable securities in 2002.

Working capital and the ratio of current assets to current liabilities was $21.9 million and 7.6:1 at March 31, 2002 compared to $22.8 million and 9.6:1 at December 31, 2001. The decrease in working capital in the three months ended March 31, 2002 is primarily due to the results of operations.

During the remainder of 2002, the Company may repurchase up to an additional 253,792 shares of its common stock and anticipates purchasing $.5 million of equipment and incurring increased research and development expenditures. Management believes that its cash and cash equivalents, marketable securities and the cash flow from operations in 2002 will be sufficient to meet these needs.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, variability of sales volume from quarter to quarter, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers and third party suppliers, intellectual property rights, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and Exchange Commission filings.



Item 3.  Market Risk

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provisions, a change in interest rates would not have a material impact on their value.

Exchange rate fluctuations will impact the results of operation and the net assets of the Company's UK distributorship operations. At March 31, 2002, the UK distributorship operations had net assets of $1.3 million.


                                   Part II

Item 6.  Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed during the current quarter.









                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COGNITRONICS CORPORATION
                                              Registrant



Date: May 15, 2002                By /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                      and Chief Financial Officer