Form 10-Q
period 2002-06-30
COGNITRONICS CORP
filed 2002-08-14
CIK 21438

                                                      CONFORMED

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002.

      Common Stock, par value $0.20 per share   5,415,793 shares

Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            June 30,         December 31,
                                              2002               2001
                                           -----------       ------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 5,529           $ 7,731
  Marketable securities                       7,620             6,400
  Accounts receivable, net                    2,255             2,035
  Inventories                                 4,979             5,682
  Deferred income taxes                       1,115             1,110
  Other current assets including loans
    to officers of $1,600 and $1,516          3,005             2,431
                                            -------           -------
      TOTAL CURRENT ASSETS                   24,503            25,389

PROPERTY, PLANT AND EQUIPMENT, NET            1,543             1,514
GOODWILL, NET                                   319               319
DEFERRED INCOME TAXES                           762               812
OTHER ASSETS                                    466               539
                                            -------           -------
                                            $27,593           $28,573
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,002           $   871
  Accrued compensation and benefits           1,121             1,109
  Income taxes payable                          383               290
  Current maturities of debt                     35                46
  Other accrued expenses                        408               319
                                            -------           -------
      TOTAL CURRENT LIABILITIES               2,949             2,635

LONG-TERM DEBT                                    4                26
OTHER NON-CURRENT LIABILITIES                 2,366             2,314

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000 shares;
    issued 5,863,229 shares                   1,173             1,173
  Additional paid-in capital                 13,322            13,322
  Retained earnings                          11,984            13,413
  Cumulative other comprehensive loss          (259)             (260)
  Unearned compensation                        (397)             (506)
                                            -------           -------
                                             25,823            27,142
    Less cost of 447,436 and 445,936
     common shares in treasury               (3,549)           (3,544)
                                            -------           -------
       TOTAL STOCKHOLDERS' EQUITY            22,274            23,598
                                            $27,593           $28,573
                                            =======           =======
See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME(LOSS)(UNAUDITED)
               (dollars in thousands, except per share amounts)


                            Three Months Ended       Six Months Ended
                                 June 30,                 June 30,
                            ------------------       ----------------
                             2002        2001        2002       2001
                             ----        ----        ----       ----

NET SALES                   $3,356     $5,848       $6,498    $10,787
                            ------     ------       ------    -------

COST AND EXPENSES:
  Cost of products sold      1,889      2,981        3,829      5,604
  Research and development     890        915        1,748      1,619
  Selling, general and
     administrative          1,509      1,923        3,153      3,658
  Amortization of goodwill                 83                     166
  Other (income), net          (43)      (141)         (92)      (310)
                            ------     ------       ------    -------
                             4,245      5,761        8,638     10,737
                            ------     ------       ------    -------
Income(loss) before income
  taxes                       (889)        87       (2,140)        50

PROVISION(BENEFIT) FOR
  INCOME TAXES                (274)        29         (711)        15
                            ------     ------       ------    -------
NET INCOME(LOSS)              (615)        58       (1,429)        35

Currency translation
 adjustment                     18       ( 40)           1        (40)
                            ------     ------      -------    -------
COMPREHENSIVE INCOME(LOSS)  $ (597)    $   18      $(1,428)   $    (5)
                            ======     ======      =======    =======


NET INCOME(LOSS) PER SHARE:
  Basic                      $(.11)      $.01        $(.26)      $.01
                             =====       ====        =====       ====
  Diluted                    $(.11)      $.01        $(.26)      $.01
                             =====       ====        =====       ====

Weighted average number
of outstanding shares:
  Basic                   5,416,999  5,365,157    5,414,757  5,442,719
                          =========  =========    =========  =========
  Diluted                 5,416,999  5,502,900    5,414,757  5,613,941
                          =========  =========    =========  =========





See Note to Condensed Consolidated Financial Statements

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                   Six Months Ended
                                                       June 30,
                                                   -----------------
                                                 2002            2001
                                                 ----            ----

NET CASH (USED) PROVIDED BY OPERATIONS          $ (575)         $4,124
                                                ------          ------

INVESTING ACTIVITIES
  Purchases of marketable securities            (7,620)         (1,200)
  Sales of marketable securities                 6,400           2,400
  Loans to employees                               (84)           (383)
  Additions to property, plant and
     equipment, net                               (301)           (247)
  Purchase of software licenses                                   (192)
                                                ------          ------
   NET CASH (USED) PROVIDED BY INVESTING
     ACTIVITIES                                 (1,605)            378
                                                ------          ------

FINANCING ACTIVITIES
  Repurchase of 1,500 and
    206,650 shares for treasury                     (5)         (1,461)
  Principal payment of debt                        (33)            (46)
  Common stock issued pursuant to employee
    stock plans, 900 shares                                          6
                                                ------          ------
   NET CASH USED BY FINANCING ACTIVITIES           (38)         (1,501)
                                                ------          ------

EFFECT OF EXCHANGE RATE DIFFERENCES                 16              (5)
                                                ------          ------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                   (2,202)          2,996
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                    7,731           3,499
                                                ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $5,529          $6,495
                                                ======          ======


INCOME TAXES PAID                               $    3          $  536
                                                ======          ======
INTEREST PAID                                   $   15          $   13
                                                ======          ======




See Note to Condensed Consolidated Financial Statements.

        NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                June 30, 2002

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Inventories (in thousands):
                                        June 30,          December 31,
                                          2002                 2001
                                        --------          ------------
Finished and in process                  $3,249              $3,455
Materials and purchased parts             1,730               2,227
                                         ------              ------
                                         $4,979              $5,682
                                         ======              ======

Other Non-Current Liabilities (in thousands):
                                        June 30           December 31,
                                          2002                 2001
                                        -------           ------------
Accrued supplemental pension plan        $  526             $   511
Accrued deferred compensation               264                 274
Deferred directors' fees                    309                 269
Accrued pension expense                     646                 658
Accrued post-retirement benefit             844                 843
                                         ------              ------
                                          2,554               2,555
     Less current portion                   223                 241
                                         ------              ------
                                         $2,366              $2,314
                                         ======              ======

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for dilutive earnings per share they are included.

Adoption of Financial Accounting Standard 142 ("FAS 142")

Effective January 1, 2002, the Company adopted FAS No. 142. Under FAS 142, goodwill is no longer amortized, rather it is subject to a periodic impairment test based on its fair value. The Company has performed the transitional goodwill impairment test (as of January 1, 2002) on its applicable reporting units. As the estimated fair values of these reporting units exceeded their respective net book values, including goodwill, no impairment charge was recognized. If FAS 142 was effective as of January 1, 2001, then the pro forma results of operations for the periods ended June 30, 2001 would have been as follows (dollars in thousands):
                                   As Reported  Adjustment  Pro Forma
                                   -----------  ----------  ---------
Three Months
     Pretax Income                      $ 87         $83       $170
                                        ====         ===       ====
     Net Income                         $ 29         $76       $105
                                        ====         ===       ====
     Earnings per share:
          Basic                         $.01                    $.02
                                        ====                    ====
          Diluted                       $.01                    $.02
                                        ====                    ====
Six Months
     Pretax Income                      $ 50         $166       $216
                                        ====         ====       ====
     Net Income                         $ 35         $152       $187
                                        ====         ====       ====
     Earnings per share:
          Basic                         $.01                    $.03
                                        ====                    ====
          Diluted                       $.01                    $.03
                                        ====                    ====

Operations by Industry Segments and Geographic Areas:
                              Three Months Ended     Six Months Ended
                                   June 30,               June 30,
                               2002        2001      2002        2001
                               ----        ----      ----        ----
 Net Sales
  United States               $2,033     $4,144    $ 3,590    $ 7,243
  Europe                       1,323      1,704      2,908      3,544
  Intercompany eliminations
                              ------     ------    -------    -------
                              $3,356     $5,848    $ 6,498    $10,787
                              ======     ======    =======    =======
Operating Profit(Loss)
  United States               $ (537)    $  447    $(1,505)   $   530
  Europe                         (58)      (177)       (44)      (187)
  Intercompany eliminations        3          3          6          6
                              ------     ------    -------    -------
                                (592)       273     (1,543)       349
  General Corporate Expense      340        327        689        609
  Other (income), net            (43)      (141)       (92)      (310)
                              ------     ------    -------    -------
  Income(loss) before
    income taxes              $ (889)    $   87    $(2,140)   $    50
                              ======     ======    =======    =======
Total Assets
  United States                                    $25,135    $27,327
  Europe                                             2,477      3,229
  Intercompany eliminations                            (19)       (38)
                                                   -------    -------
                                                   $27,593    $30,518
                                                   =======    =======

Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net loss was $615,000 and $1,429,000, respectively, for the three and six-month periods ended June 30, 2002 versus net income of $58,000 and $35,000, respectively, in the prior year periods.

Consolidated sales for the quarter ended June 30, 2002 decreased $2.5 million (43%) to $3.4 million primarily due to sales decreases in the domestic operations of $2.1 million (51%) due to the continuing reduction in infrastructure buildout, particularly by CLECs and reduction in capital expenditures by major telecommunication providers as previously noted by the Company. Sales of the Company's UK distributorship operations decreased $.4 million (22%) due to lower volume to its largest customer. Consolidated sales for the six months ended June 30, 2002 decreased $4.3 million (40%) primarily due to a sales decrease of $3.7 million (50%)in the domestic operations and a decrease of $.6 million (18%) in its UK distributorship operations due to the reasons stated above.

Gross margin percentage was 44% for the three months and 41% for the six months ended June 30, 2002 and 49% and 48%, respectively, in the comparable 2001 periods. The three and six-month periods ended June 30, 2002 versus the prior year periods were adversely impacted by lower sales and the concomitant lower absorption of fixed costs offset, in part, by favorable product mix in the US operations.

Research and development expenses increased $129,000 (8%) in the six-month period ended June 30, 2002 versus the comparable period in 2001 primarily due to higher consultancy expenses.

Other (income) decreased due to lower interest earned on cash balances and marketable securities due to lower interest rates.

The Company's effective tax rate for the three and six-month periods ended June 30, 2002 were 31% and 33%, respectively, versus 33% and 30%, respectively, for the 2001 periods.

Subsequent to June 30, 2002, the Company instituted cost reduction programs. In the quarter ending September 30, 2002 the Company will incur severance expense of approximately $110,000, reduce consultancy expense and reduce the work week for certain positions. These steps, once implemented, will reduce quarterly expenses by approximately $250,000. In addition, the Company is continuing to review all expenses to determine where further reductions can be made.

Liquidity and Sources of Capital

Net cash used by operations for the six months ended June 30, 2002 was $575,000 primarily due to loss from operations versus net cash provided of $4.1 million in 2001. The cash used by investing activities in 2002 primarily reflects the net increase in marketable securities and purchase of property, plant and equipment. In 2001, the net cash provided by investing activities reflects a net decrease in marketable securities offset, in part, by purchases of property plant and equipment and software licenses and employee loans. The net cash used for financing activities in 2002 primarily represents scheduled paydown of debt and in 2001 primarily reflects the repurchase of shares for treasury.

Working capital and the ratio of current assets to current liabilities were $21.6 million and 8.3:1 at June 30, 2002 compared to $22.8 million and 9.6:1 at December 31, 2001. The decrease in working capital in 2002 is mainly due to the results of operations.

During the remainder of 2002, the Company may repurchase up to an additional 253,792 shares of its common stock and anticipates purchasing $.2 million of equipment. Management believes that its cash and cash equivalents, marketable securities and the cash flow from operations in 2002 will be sufficient to meet these needs.

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

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At June 30, 2002, the UK distributorship operations had net assets of $1.3 million. The Company does not hedge this foreign currency net asset exposure.







                                   PART II


Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Stockholders was held on May 9, 2002.

(c) The following matters were voted upon by stockholders:

                                         Withheld            Broker
                                For     or Against  Abstain  Non-votes

1. Election of six
   Directors -
    John T. Connors          4,543,066    276,009              222,018
    Edward S. Davis          4,537,542    281,533              222,018
    Brian J. Kelley          4,507,116    311,959              222,018
    Jack Meehan              4,541,761    277,314              222,018
    William A. Merritt       4,538,992    280,083              222,018
    William J. Stuart        4,544,416    274,659              222,018

2. To approve a proposal
   to amend the Company's
   1990 Stock Option Plan    4,346,626    456,223     17,301   222,018

3. To approve a proposal
   to amend the Company's
   Restricted Stock Plan     4,365,629    437,820     16,701   222,018


4. To approve the selection
   of Ernst & Young LLP as
   independent auditors      4,761,908     46,367     11,875   222,018





Item 6.    Exhibits and reports on Form 8-K

(a) Index to Exhibits

   Exhibit
   10.1    1990 Stock Option Plan, as amended (attached as
           Exhibit 10.1 to this Quarterly Report on Form 10-Q).


   10.2 Cognitronics Corporation Restricted Stock Plan, as amended (attached as Exhibit 10.2 to this Quarterly
           Report on Form 10-Q).

   99.1    Certification Pursuant to 18 U.S.C. Section 1350 as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.

(b) No reports on Form 8-K were filed during the current quarter.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: August 14, 2002          By    /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                          and Chief Financial Officer