Form 10-Q
period 2002-09-30
COGNITRONICS CORP
filed 2002-11-15
CIK 21438

                                                       CONFORMED

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended September 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002.

      Common Stock, par value $0.20 per share   5,419,241 shares

Part I, Item 1.
                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                          September 30,     December 31,
                                              2002              2001
                                          (Unaudited)
                                          -----------       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 2,779           $ 7,731
  Marketable securities                       9,558             6,400
  Accounts receivable, net                    1,772             2,035
  Inventories                                 4,679             5,682
  Deferred income taxes                       1,261             1,110
  Other current assets including loans
    to officers of $1,921 and $1,532          3,766             2,431
                                            -------           -------
      TOTAL CURRENT ASSETS                   23,815            25,389

PROPERTY, PLANT AND EQUIPMENT, NET            1,451             1,514
GOODWILL, NET                                   319               319
DEFERRED INCOME TAXES                           735               812
OTHER ASSETS                                    397               539
                                            -------           -------
                                            $26,717           $28,573
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,225           $   871
  Accrued compensation and benefits           1,289             1,109
  Income taxes payable                          363               290
  Current maturities of debt                     35                46
  Other accrued expenses                        506               319
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,418             2,635

LONG-TERM DEBT                                    8                26
OTHER NON-CURRENT LIABILITIES                 2,185             2,314

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000
    shares; issued 5,863,229 shares           1,173             1,173
  Additional paid-in capital                 13,300            13,322
  Retained earnings                          10,734            13,413
  Cumulative other comprehensive income        (207)             (260)
  Unearned compensation                        (372)             (506)
                                            -------           -------
                                             24,628            27,142
    Less cost of 443,988 and 445,936
     shares in treasury                      (3,522)           (3,544)
                                            -------           -------
    TOTAL STOCKHOLDERS' EQUITY               21,106            23,598
                                            -------           -------
                                            $26,717           $28,573
                                            =======           =======
See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME(LOSS) (UNAUDITED)
               (dollars in thousands, except per share amounts)


                            Three Months Ended       Nine Months Ended
                              September 30,            September 30,
                            ------------------       -----------------
                             2002       2001         2002       2001
                             ----       ----         ----       ----

NET SALES                   $2,378     $4,807      $ 8,876    $15,594
                            ------     ------      -------    -------
COST AND EXPENSES:
  Cost of products sold      1,986      2,612        5,815      8,216
  Research and development     849      1,069        2,597      2,688
  Selling, general and
     administrative          1,604      1,836        4,757      5,494
  Amortization of goodwill                 83                     249
  Other (income), net          (71)      (115)        (163)      (425)
                            ------     ------      -------    -------
                             4,368      5,485       13,006     16,222
                            ------     ------      -------    -------
Income(loss) before income
  taxes                     (1,990)      (678)      (4,130)      (628)
                            ------     ------      -------    -------
PROVISION(BENEFIT) FOR
  INCOME TAXES                (739)      (250)      (1,450)      (235)
                            ------     ------      -------    -------
NET INCOME(LOSS)            (1,251)      (428)      (2,680)      (393)

Currency translation
 adjustment                     52         40           53
                           -------     ------      -------    -------
COMPREHENSIVE INCOME(LOSS) $(1,199)    $ (388)     $(2,627)   $  (393)
                           =======     ======      =======    =======

NET INCOME(LOSS) PER SHARE:
  Basic                      $(.23)     $(.08)       $(.49)     $(.07)
                             =====      =====        =====      =====
  Diluted                    $(.23)     $(.08)       $(.49)     $(.07)
                             =====      =====        =====      =====

Weighted average number
of outstanding shares:
  Basic                  5,441,617   5,356,975   5,424,624  5,417,044
                         =========   =========   =========  =========
  Diluted                5,441,617   5,356,975   5,424,624  5,417,044
                         =========   =========   =========  =========





See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                  Nine Months Ended
                                                     September 30,
                                                 --------------------
                                                 2002            2001
                                                 ----            ----

NET CASH (USED)PROVIDED BY OPERATIONS          $(1,099)        $2,842
                                               -------         ------
INVESTING ACTIVITIES
  Purchases of marketable securities           (15,245)        (3,800)
  Sales of marketable securities                12,087          6,400
  Loans to employees                              (341)          (483)
  Additions to property, plant and
     equipment, net                               (336)          (457)
  Purchase of software licenses                                  (192)
                                               -------         ------
   NET CASH PROVIDED(USED) BY
      INVESTING ACTIVITIES                      (3,835)         1,468
                                               -------         ------
FINANCING ACTIVITIES
  Repurchase of 1,500 and 232,450
    shares for treasury                             (5)        (1,576)
  Principal payment of debt                        (29)           (34)
  Shares issued pursuant to employee
    stock option plans, 1,275 shares                                7
                                               -------         ------
   NET CASH (USED) BY FINANCING ACTIVITIES      (   34)        (1,603)
                                               -------         ------
EFFECT OF EXCHANGE RATE DIFFERENCES                 16             (5)
                                               -------         ------
(DECREASE)INCREASE IN CASH AND CASH
  EQUIVALENTS                                   (4,952)         2,702
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                    7,731          3,499
                                                ------         ------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $2,779         $6,201
                                                ======         ======

INCOME TAXES PAID                               $    3         $  538
                                                ======         ======
INTEREST EXPENSE PAID                           $   17         $    9
                                                ======         ======





See Note to Condensed Consolidated Financial Statements.

       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              September 30, 2002

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Inventories (in thousands):
                                       September 30,       December 31,
                                           2002                2001
                                       -------------       ------------
Finished and in process                   $3,034              $3,455
Materials and purchased parts              1,645               2,227
                                          ------              ------
                                          $4,679              $5,682
                                          ======              ======
Other Non-Current Liabilities (in thousands):

                                       September 30,       December 31,
                                           2002                2001
                                       -------------       ------------
Accrued supplemental pension plan         $  482              $  511
Accrued deferred compensation                259                 274
Deferred directors' fees                     320                 269
Accrued pension expense                      536                 658
Accrued post-retirement benefit              844                 843
                                          ------              ------
                                           2,441               2,555
    Less current portion                     256                 241
                                          ------              ------
                                          $2,185              $2,314
                                          ======              ======
Income Per Share
In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded; whereas, for dilutive earnings per share, they are included.

Adoption of Financial Accounting Standard 142 ("FAS 142")
Effective January 1, 2002, the Company adopted FAS 142. Under FAS 142, goodwill is no longer amortized, rather it is subject to a periodic impairment test based on its fair value. The Company has performed the transitional goodwill impairment test (as of January 1, 2002) on its applicable reporting units. As the estimated fair values of these reporting units exceeded their respective net book values, including goodwill, no impairment charge was recognized. If FAS 142 was effective as of January 1,

2001, then the pro forma results of operations for the periods ended September 30, 2001 would have been as follows (dollars in thousands):

                                   As Reported  Adjustment  Pro Forma
Three Months

     Pretax Loss                       $(678)       $83       $(595)
                                       =====        ===       =====
     Net Loss                          $(428)       $76       $(352)
                                       =====        ===       =====
     Loss per share:
          Basic                        $(.08)                 $(.07)
                                       =====                  =====
          Diluted                      $(.08)                 $(.07)
                                       =====                  =====
Nine Months

     Pretax Loss                       $(628)      $249       $(379)
                                       =====       ====       =====
     Net Loss                          $(393)      $228       $(165)
                                       =====       ====       =====
     Loss per share:
          Basic                        $(.07)                 $(.03)
                                       =====                  =====
          Diluted                      $(.07)                 $(.03)
                                       =====                  =====
Operations by Industry Segments and Geographic Areas:
                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                 ------------------     -----------------
                                  2002        2001      2002        2001
                                  ----        ----      ----        ----
 Net Sales
  United States                 $   959      $3,454    $4,549     $10,697
  Europe                          1,419       1,353     4,327       4,897
  Intercompany eliminations
                                -------      ------    ------     -------
                                $ 2,378      $4,807    $8,876     $15,594
                                =======      ======    ======     =======
Operating Profit(Loss)
  United States                 $(1,687)     $  (24)  $(3,192)    $   506
  Europe                            (40)       (378)      (84)       (565)
  Intercompany eliminations           2          20         8          26
                                -------      ------   -------     -------
                                 (1,725)       (382)   (3,268)        (33)
  General Corporate Expenses        336         411     1,025       1,020
  Other (income), net               (71)       (115)     (163)       (425)
                                -------      ------   -------     -------
  Income(loss) before
    income taxes                $(1,990)     $ (678)  $(4,130)    $  (628)
                                =======      ======   =======     =======
Total Assets
  United States                                       $24,052     $26,459
  Europe                                                2,682       3,945
  Intercompany eliminations                               (17)        (35)
                                                      -------     -------
                                                      $26,717     $30,369
                                                      =======     =======

Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company reported a net loss of $1.2 million and $2.5 million, respectively, for the three and nine-month periods ended September 30, 2002 versus a net loss of $.4 million in each of the comparable prior year periods.

Consolidated sales for the quarter ended September 30, 2002 decreased $2.4 million (51%) to $2.4 million versus the prior year period. Domestic sales decreased $2.5 million (72%), reflecting the continuing reduction in infrastructure buildout, particularly by CLECs, and reduction in capital expenditures by major telecommunication providers, as previously noted by the Company. Sales by the UK distributorship operations increased by $.1 million. Consolidated sales for the nine months ended September 30, 2002 decreased $6.7 million (43%) from the prior year period; sales of the domestic operations decreased $6.1 million (57%) due to the previously mentioned decreased spending in the telecommunication industry. The demand in the U.S. for telecommunication equipment continues to be soft and the Company is unable to determine when the telecommunication equipment market will improve. The sales of the Company's UK distributorship operation decreased $.6 million (12%) from the prior year period primarily due to lower sales to its principal customer. For the past several years, the Company's UK distributorship operation has experienced significant decreases in sales to its principal customer. The Company is unable to determine whether this trend will continue.

The gross margin percentages were 16% and 34%, respectively, for the three months and nine months ended September 30, 2002 and 46% and 47%, respectively, in the comparable 2001 periods. The decreases in the current year periods versus the prior year periods are primarily due to the lower volume in the US operations and the concomitant reduction in the absorption of fixed overhead. Reflecting the decrease in the level of sales, the Company recorded an increase of $325,000 in the provision for inventory in the three and nine-month periods of 2002 as compared to 2001. If the level of sales does not increase or decreases further, additional charges will be required. Included in cost of sales for the three and nine-month periods ended September 30, 2002 was severance related expense of $26,000.

Research and development expenses decreased $220,000 (21%) and $91,000 (3%), respectively, in the three-month and nine-month periods ended September 30, 2002 when compared to the prior year periods. The decrease in the third quarter of 2002 versus the prior year period is due to lower purchased parts, recruiting expense and contracted engineering services. Included in research and development expense for the three and nine-month periods ended September 30, 2002 was $34,000 of severance related expense.

Selling, general and administrative expenses decreased $232,000 (13%) and $737,000 (13%), respectively, for the three and nine months ended September 30, 2002, when compared to the prior year periods. These decreases are attributable to decreases of $67,000 (11%) and $651,000 (26%), respectively, in the Company's UK distributorship operations due to lower personnel costs.
 In addition, the US operations recorded lower sales commissions of $56,000 and $103,000 for the three and nine-month periods ended September 30, 2002, respectively, when compared to the prior year periods. Included in selling, general and administrative expense for the three and nine months ended

September 30, 2002 was $56,000 of severance related expense.

Other (income) decreased due to lower interest rates on cash balances and marketable securities in the three and nine-month periods ended September 30, 2002.

The Company's effective tax rate for the three-month and nine-month periods ended September 30, 2002 were 37% and 35%, respectively, versus 37% in each of the 2001 periods.


Liquidity and Sources of Capital

Net cash flow used by operations for the nine months ended September 30, 2002 was $1.1 million versus net cash flow provided by operations of $2.8 million in 2001. The negative net cash flow from operations in 2002 is due to the Company's operating loss. The net cash used by investing activities in 2002 primarily reflects a realignment of the Company's investment portfolio to corporate bonds from other securities. The net cash used for financing activities in the 2001 period primarily reflects the repurchase of shares for treasury.

Working capital and the ratio of current assets to current liabilities were $20.4 million and 7.0:1 at September 30, 2002 compared to $22.8 million and 9.6:1 at December 31, 2001. The decrease in working capital in 2002 is mainly due to the results of operations.

During the remainder of 2002, the Company may repurchase up to an additional 253,792 shares of its common stock and anticipates purchasing $.1 million of equipment. Management believes that its cash and cash equivalents and marketable securities in 2002 will be sufficient to meet its needs.


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

Item 4.  Controls and Procedures

Cognitronics Corporation's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


                                   PART II


Item 6.  Exhibits and reports on Form 8-K

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



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: November 14, 2002           By    /s/ Garrett Sullivan
                                           Garrett Sullivan, Treasurer
                                             and Chief Financial Officer

                                CERTIFICATION
I, Brian J. Kelley certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cognitronics
   Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
/s/ Brian J. Kelley
Brian J. Kelley
Chief Executive Officer

                                CERTIFICATION
I, Garrett Sullivan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cognitronics
   Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a) designed such disclosure controlsand procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of thiS quarterly report (the "Evaluation Date"); and
  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Garrett Sullivan
    Garrett Sullivan
 Chief Financial Officer