Form 10-K
period 2002-12-31
COGNITRONICS CORP
filed 2003-04-01
CIK 21438

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2002,  or
[   ]        Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934
 For the transition period from            to

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

  Title of each class          Name of each exchange on which registered

Common Stock, par value              American Stock Exchange
   $0.20 per share

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

Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes       No   x

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2003:
        Common Stock, par value $0.20 per share -- $8,865,000

The number of shares outstanding of each of the issuer's classes of common stock as of March 1, 2003:
      Common Stock, par value $0.20 per share   5,564,241 shares

Documents incorporated by reference:   Portions of the Proxy
Statement for the annual meeting of stockholders to be held on May 8, 2003 are incorporated by reference into Part III.


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


                               PART II

 5.   Market for Company's Common Equity and Related Stockholder
       Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . 7
 7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations . . . . . . . . . . . . . . . . . . 7
 7a.  Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . .11
 8.   Financial Statements and Supplementary Data. . . . . . . . . .11
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . .26


                               PART III

10.   Directors and Executive Officers of the Company. . . . . . . .26
11.   Executive Compensation . . . . . . . . . . . . . . . . . . . .26
12.   Security Ownership of Certain Beneficial Owners and Management26
13.   Certain Relationships and Related Transactions . . . . . . . .26
14.   Controls and Procedures. . . . . . . . . . . . . . . . . . . .26


                               PART IV

15.   Exhibits, Financial Statements, Schedules and Reports on Form
       8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26















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

      Network Media Servers and Intelligent Announcers. The Network Media Servers, the Cognitronics Exchange (CX) Series, include a total of four (4) models: CX500, CX1000, CX3000 and CX4000. This family of products facilitates the deployment of voice resources in service provider networks, both the traditional circuit-switched networks as well as the next generation of packet-based networks. The CX platforms provide greater capacity and increased functionality with significantly better price performance. Included in the CX Series capabilities are a new set of Media Server Boards, delivering the power of a media server within a single board. CX supports AIN protocols such as SR-3511, GR-1129CORE and ISDN-PRI. The CX is also designed to interface with softswitches, media gateways and application servers, supporting industry standard protocols such as MGCP, RTP/RTCP and SIP. Other protocols will be supported as market demand dictates.

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

      The McIAS 1607/IP and 1623/IP features include an open architecture, scalable processing power and disk drives, and centralized administration. Application examples include number change with call completion, automated attendant, voice mail and time and temperature announcements.

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

       (iii) The Company has adequate sources for obtaining raw materials, components and supplies to meet production requirements and did not experience difficulty during 2002 in obtaining such materials, supplies and components.

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

      (vii) In 2002, revenues included sales of $1.6 million to Verizon Communications Inc. and $1.4 million to Siemens Carrier Networks LLC. The Company's European operations had sales of $2.2 million to British Telecommunications Plc in 2002. Over the past several years, a major portion of the revenues of the domestic operations has come from two or three large customers, and a significant portion of the revenues of the European operations has come from one customer. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

       (viii) The dollar amount of orders believed by the Company to be firm as of December 31, 2002 and 2001, amounted to $.4 million and $.5 million, respectively. Substantially all of the orders as of December 31, 2002, can reasonably be expected to be filled during 2003.

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

       (xi) Expenditures for research and development activities, as determined in accordance with generally accepted accounting principles, amounted to $3.3 million in 2002, $3.6 million in 2001 and $2.4 million in 2000. In addition, the estimated dollar amount spent on the improvement of existing products or techniques was $.1 million in 2001 and $.2 million in 2000.

       (xii) Material effects of compliance with Federal, State or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the
environment.     Inapplicable.

      (xiii) At December 31, 2002, the Company and its subsidiaries employed 81 people.

 (d) Sales to foreign customers primarily represent sales of Dacon Electronics Plc. (incorporated in the United Kingdom) of $5.8 million in 2002, $5.9 million in 2001 and $7.3 million in 2000. Additional information about foreign operations is included in Note N to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

      Further, there were export-type sales (primarily North America) of approximately $.1 million in 2002 and 2001 and $.2 million in 2000. Export sales do not involve any greater business risks than do sales to domestic customers and, in certain instances, the Company obtains an irrevocable letter of credit or payment prior to shipment of products to the customer. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.

Item 2.   Properties
       The facilities of the Company and its subsidiaries are
located as follows:
                                            SQUARE   LEASE EXPIRATION
LOCATION               DESCRIPTION           FEET           DATE

Danbury, Connecticut   Office, engineering,  27,600       10/31/08
3 Corporate Drive      production and
                       service facility

Hemel Hempstead        Office, distribution  12,000        7/31/06
Hertfordshire,         and service facility
United Kingdom
1 Enterprise Way

      The Company considers each of these facilities to be in good condition and adequate for the Company's business.


Item 3.   Legal Proceedings

      There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.


Item 4.   Submission of Matters to a Vote of Security Holders

      Inapplicable.

                  Executive Officers of the Company

The executive officers of the Company, their positions with the Company and ages as of March 1, 2003 are as follows:

NAME                     POSITION(S) AND OFFICE(S)                AGE

Brian J. Kelley          President and Chief Executive             51
                          Officer; Director

Kenneth G. Brix          Vice President                            56

Harold F. Mayer          Secretary                                 73

Michael N. Keefe         Vice President                            47

Roy A. Strutt            Vice President                            46

Garrett Sullivan         Treasurer and Chief Financial Officer     57

Emmanuel A. Zizzo        Vice President                            62

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






                               PART II

Item 5.   Market for Company's Common Equity and Related Stockholder
Matters

 (a) and (b) Cognitronics' Common Stock is traded on the American Stock Exchange under the symbol CGN. On March 1, 2003, there were 563 stockholders of record; the Company estimates that the total number of beneficial owners was approximately 2,700. Information on quarterly stock prices is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

 (c) The Company has never paid a cash dividend on its Common Stock and has used its cash for the development of its business. In 1998, 2000 and 2001, the Company announced its intention to repurchase up to 300,000, 200,000 and 500,000 shares, respectively, of its Common Stock. The Company repurchased 150 shares of its Common Stock in 1998, 105,750 in 1999, 331,000 in 2000, 307,808 in 2001 and 1,500
in 2002. The Company has no present intention of paying a cash dividend and payment of any future dividends will depend upon the Company's earnings, financial condition and other relevant factors.

Item 6.  Selected Financial Data
                                     Year ended December 31,
                                (in thousands except pershare data)

OPERATING RESULTS            2002     2001     2000     1999     1998
                             ----     ----     ----     ----     ----

Revenues                  $11,299  $18,875  $31,836  $31,693  $28,917
Net income (loss)          (6,444)  (1,805)   4,530    5,346    4,689
Net income (loss)
    per share:
      Basic                $(1.18)   $(.33)    $.79     $.94     $.85
      Diluted               (1.18)    (.33)     .74      .88      .78
Weighted average number of
 basic shares outstanding   5,472    5,417    5,754    5,670    5,543
Weighted average number of
 diluted shares outstanding 5,472    5,417    6,092    6,048    5,993

FINANCIAL POSITION
Working capital           $17,789  $22,754  $26,107  $24,130  $18,281
Total assets               22,812   28,573   32,998   35,102   27,080
Stockholders' equity       17,334   23,598   26,988   25,729   20,033
Stockholders' equity
    per share               $3.12    $4.36    $4.85    $4.40    $3.58
Cash dividends paid          None     None     None     None     None


Included in 2002 is an inventory provision of $951,000 ($.11 per basic and diluted share) and provisions for impairment of fixed assets of $275,000 ($.03 per basic and diluted share) and an increase in the deferred tax valuation allowance of $2,425,000 ($.44 per basic and diluted shares).

Net (loss) in 2002 did not include amortization of goodwill of $332,000 ($.05 per basic and diluted share). This expense was included in all other years presented.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company reported a net loss of $6.4 million and $1.8
million in 2002 and 2001, respectively, and net income of $4.5 million in 2000.

      In 2002, sales declined $7.6 million (40%) from 2001. The sales of the Company's domestic operations declined $7.4 million
(57%). This decrease was primarily in the indirect channel and reflects significant reduction in capital spending by telecommunication companies. The UK distributorship operations' sales decreased $.1 million (2%). The Company's backlog at December 31, 2002 was $.4 million versus $.5 million in 2001. In both 2002 and 2001, a major portion of the Company's domestic revenue came from two customers and a significant portion of the UK distributorship revenue came from one customer. The loss of either of these customers would have a material adverse impact on the Company.

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

      Consolidated gross margin was 28% in 2002, 44% in 2001 and 52% in 2000. The 16% and 8% decrease in 2002 from 2001 and 2001 from 2000, respectively, was due to the lower volume of domestic sales and the concomitant higher portion of cost of sales being attributed to fixed costs. In addition, included in cost of products sold were fixed asset impairment and inventory obsolescence charges of $1.2 million in 2002, and inventory obsolescence charges of $.5 million and $.1 million in 2001 and 2000, respectively.

      Research and development decreased $.3 million (9%) in 2002 and increased $1.2 million (49%) in 2001 from the prior year. The decrease in 2002 reflects lower material costs and recruiting expenses. The increase in 2001 was due to higher personnel costs and contracted engineering services.

      Selling, general and administrative expense decreased $1.2 million (16%) in 2002 from the prior year and was approximately the same for 2001 and 2000. The decrease in 2002 was due to a $.4 million (10%) decrease in the US reflecting lower commissions and bonuses and a decrease of $.8 million (23%) in the UK reflecting personnel cost reductions. In 2001, the domestic operations' selling, general and administrative expense declined $.2 million (4%) due to lower commissions, offset, in part, by a $.1 million increase in bad debts. The selling, general and administrative expense for the UK distributorship, in 2001, increased $.1 million (4%) primarily due to severance expenses.

      Other income of $.2 million in 2002, $.5 million in 2001 and $.6 million in 2000 is primarily interest income. The decrease in 2002 from 2001 is primarily due to lower interest rates and lower average invested balances. The decrease in 2001 from 2000 is primarily due to lower interest rates.

 The Company's effective tax rate for 2002 was 6% versus (30%) for 2001 and 34% for 2000. Included in the 2002 tax expense is a $2,425,000 increase in the deferred tax valuation allowance.
Forming a conclusion that such an allowance is not needed is difficult when there is evidence such as cumulative losses in recent years. The reduction in the effective tax rate in 2001 from 2000 is attributable to losses for which there were no benefits, offset, in part, by a favorable adjustment of $155,000 to the tax provision. The effective rate in 2000 included a favorable adjustment of $156,000 to the tax provision. The adjustments in 2001 and 2000 are attributable to actual amounts differing from previously recorded estimates. The provision for income taxes is discussed in Note H to the Consolidated Financial Statements.

 The effect of inflation has not had a significant impact on the operating results of the Company over the past few years.
Technological advances and productivity improvements are continually being applied to reduce costs, thus reducing inflationary pressures on the operating results of the Company.

      Exchange rate changes will impact the reported dollar sales and cost of sales of the Company's UK distributorship operations. In addition, at December 31, 2002, the Company's UK distributorship operations had net assets of $1.3 million, which would be impacted by changes in foreign exchange rates. However, the impact of such rate change would be reflected in the translation adjustment recorded in the equity section of the balance sheet. The Company does not hedge this foreign currency net asset exposure.


Liquidity and Sources of Capital

 In 2002, net cash used by operations was $2.0 million and net cash provided by operations was $4.2 million and $3.5 million in 2001 and 2000, respectively. The use of cash by operations in 2002 versus cash provided by operations in 2001 is reflective of the increase in net loss. In 2001, cash from operating activities increased from 2000 due to a reduction in accounts receivable and lower taxes paid.
 Cash (used) provided by investing activities was ($2.9) million in 2002, $1.8 million in 2001 and($.7) million in 2000. The Company had net purchases of marketable securities of $2.0 million in 2002 and net sales of marketable securities of $3.0 million and $.6 million in 2001 and 2000, respectively. There were purchases of property, plant and equipment and software of $.6 million, $.9 million and $.6 million 2002, 2001 and 2000, respectively. Included in all three years were loans to officers, net of repayments, of $.3 million, $.4 million and $.7 million, respectively. Cash used by financing activities of $1.7 million in 2001 and $3.2 million in 2000 primarily relates to the repurchase of the Company's common stock.

      Working capital decreased to $17.8 million at December 31, 2002 from $22.8 million at December 31, 2001 and $26.1 million at December 31, 2000. The ratio of current assets to current liabilities was 6.8:1 at December 31, 2002 versus 9.6:1 at December 31, 2001 and 8.2:1 at December 31, 2000. The decreases in working capital in 2002 and 2001 from the prior year is due to the results of operations, the repurchase of Company shares and the purchase of property, plant and equipment and software.

      The Company anticipates making capital expenditures of approximately $.5 million, maintaining the current level of expenditures for research and development and may repurchase of up to 253,792 shares of its Common Stock in 2003. Management believes that the cash and cash equivalents at December 31, 2002 and the cash flow, if any, from operations will be sufficient to meet its needs in 2003.

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

      Revenue

       Revenue is recognized when earned. The Company generally recognizes revenue from product sales upon shipment and in certain circumstances upon acceptance by the customers.

      Inventories - Slow-moving and Obsolescence

       In 2002, due to a prolonged slow down in spending by telecommunication providers, inventory turnover has slowed. The Company recorded charges of $1 million and $.5 million in 2002 and 2001 to reduce its carrying value of inventory to the lower of cost or market. If future capital expenditures by telecommunication service providers do not increase or decrease further, additional charges may be required.

      Deferred Tax Assets

       As of December 31, 2002, the Company has a valuation allowance of $2.9 million for net deferred tax assets. In making such a determination, the Company considers its current and past performance, the market environment in which it operates, estimated future earnings, tax planning strategies and other factors. In the future, as these factors change, a change in the valuation reserve may be required.

      Pensions

       The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for
      Pensions" which requires that amounts recognized in financial statements be determined on an actuarial basis.

       The most significant element in determining the Company's pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets will be 7.0%. Over the long term, the Company's pension plan assets have earned in excess of 7.0%; therefore, the Company believes that its assumption of future returns of 7.0% is reasonable.
      The assumed long-term rate of return on assets is applied to the value of plan assets. This produces the expected return on plan assets that is included in pension income (expense).
      The difference between this expected return and the actual return on plan assets is deferred. The net deferral of gains (losses) are amortized to expense in accordance with SFAS No.
      87. The plan assets earned a rate of return substantially less than the assumed rate of return in 2002 and 2001. Should this trend continue, future pension expense will likely increase.

       At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2002, the Company used a rate of 6.75%. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

      Other Post Employment Benefits

       The Company provides retiree health benefits for domestic employees who retired prior to March 31, 1996 under its pension plan.

       Various actuarial assumptions including the discount rate and the expected trend in health care costs are used to estimate the costs and benefit obligations for the retiree health plan.

       The discount rate is the same as used for the defined benefit pension plan. At December 31, 2002, the Company assumed a discount rate of 6.75%.

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

           Costs associated with possible litigation or settlement, including those related to the use or ownership of intellectual property.

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

Item 8.  Financial Statements and Supplementary Data

                 QUARTERLY FINANCIAL DATA (UNAUDITED)
               (in thousands except per share amounts)

2002                      FIRST    SECOND     THIRD      FOURTH
                          -----    ------     -----      ------
Sales                    $3,142    $3,356    $2,378      $2,423
Gross profit              1,203     1,467       392         126
Net loss                   (813)     (616)   (1,251)     (3,764)
Net loss per share:
    Basic                 $(.15)    $(.11)    $(.23)      $(.67)
    Diluted               $(.15)    $(.11)    $(.23)      $(.67)
Common Stock price range:
    High                  $5.00     $3.65     $2.76       $2.75
    Low                    3.20      2.71      1.30        1.36

2001                      FIRST    SECOND     THIRD      FOURTH
                          -----    ------     -----      ------
Sales                    $4,939    $5,848    $4,807      $3,281
Gross profit              2,316     2,867     2,195         841
Net income(loss)            (23)       58      (428)     (1,412)
Net income(loss)
 per share:
    Basic                  $.00      $.01     $(.08)      $(.26)
    Diluted                $.00      $.01     $(.08)      $(.26)
Common Stock price range:
    High                 $11.10     $7.00     $6.45       $5.20
    Low                    5.75      4.50      3.90        3.90


      The gross margin percentage in the fourth quarter of 2002 was 5% versus 34% for the nine months ended September 30, 2002 primarily due to increased provisions for inventory obsolescence and provisions for fixed assets impairment. The gross margin percentage for the fourth quarter of 2001 was 26% versus 47% for the first nine months of 2001 primarily due to lower volume and lower absorption of overhead and an inventory provision. The unfavorable variance in gross margin percentage for the fourth quarter of 2002 as compared to the comparable period of 2001 is primarily due to lower volume and a provision for impairment of fixed assets of $275,000.

      The effective tax rates for the fourth quarter of 2002 and 2001 were 95% and (27.1%), respectively, versus the estimated effective rates of (35.1%) and (37.4%) for the first nine months of 2002 and 2001, respectively. Included in the fourth quarter of 2002 tax provision is an increase in the deferred tax asset valuation allowance of $2,425,000. Included in the fourth quarter of 2001 is $155,000 of tax benefits related to an adjustment to the tax provision attributable to actual amounts differing from previously recorded estimates.

      The above financial information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.



                    Report of Independent Auditors

Stockholders and Board of Directors
Cognitronics Corporation

We have audited the accompanying consolidated balance sheets of Cognitronics Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cognitronics Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements,on January 1, 2002, Cognitronics Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which changed the method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP



Stamford, Connecticut

March 7, 2003






CONSOLIDATED BALANCE SHEETS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                            December 31,
                                                          2002     2001
ASSETS                                                    ----     ----
CURRENT ASSETS
 Cash and cash equivalents                             $ 2,732  $ 7,731
 Marketable securities                                   8,387    6,400
 Accounts receivable, less allowances of $68 and $194    2,038    2,035
 Inventories                                             3,687    5,682
 Deferred income taxes                                            1,110
 Tax recoverable                                         2,028      751
 Other current assets, including loans to
  officers  of $1,906 and $1,516                         1,982    1,680
                                                       -------  -------
       TOTAL CURRENT ASSETS                             20,854   25,389

PROPERTY, PLANT AND EQUIPMENT, net                       1,315    1,514
GOODWILL, less amortization of $3,058                      319      319
DEFERRED INCOME TAXES                                               812
OTHER ASSETS, less amortization of $533 and $311           324      539
                                                       -------  -------
                                                       $22,812  $28,573
                                                       =======  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                      $   952  $   871
 Accrued compensation and benefits                       1,252    1,109
 Income taxes payable                                      441      290
 Current maturities of debt                                 26       46
 Other accrued expenses                                    394      319
                                                        ------  -------
       TOTAL CURRENT LIABILITIES                         3,065    2,635

LONG-TERM DEBT                                                       26
OTHER NON-CURRENT LIABILITIES                            2,413    2,314

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS' EQUITY
 Common Stock, par value $.20 a share; authorized
 10,000,000 shares; issued 5,863,229 shares              1,173    1,173
 Additional paid-in capital                             12,374   13,322
 Retained earnings                                       6,969   13,413
 Cumulative other comprehensive loss                      (298)    (260)
 Unearned compensation                                    (512)    (506)
                                                       -------  -------
                                                        19,706   27,142
 Less cost of 298,988 and 445,936 common shares
 in treasury                                            (2,372)  (3,544)
                                                       -------  -------
       TOTAL STOCKHOLDERS' EQUITY                       17,334   23,598
                                                       -------  -------
                                                       $22,812  $28,573
                                                       =======  =======
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
                                                 Year ended December 31,
                                                2002      2001      2000
                                                ----      ----      ----
SALES                                        $11,299   $18,875   $31,836
COSTS AND EXPENSES
 Cost of products sold                         8,111    10,656    15,420
 Research and development                      3,300     3,631     2,445
 Selling, general and administrative           6,153     7,325     7,351
 Amortization of goodwill                                  332       332
 Other (income) expense, net                    (206)     (504)     (619)
                                             -------    -------  -------
                                              17,358     21,440   24,929
                                             -------    -------  -------
 Income (loss) before income taxes            (6,059)    (2,565)   6,907

PROVISION (BENEFIT) FOR INCOME TAXES             385       (760)   2,377
                                             -------    -------  -------
NET INCOME (LOSS)                             (6,444)    (1,805)   4,530
      Currency translation adjustment and
        minimum pension liability                (38)       (78)    (248)
                                             -------    -------  -------
COMPREHENSIVE INCOME (LOSS)                  $(6,482)   $(1,883) $ 4,282
                                             =======    =======  =======
NET INCOME (LOSS) PER SHARE:
    Basic                                     $(1.18)     $(.33)    $.79
                                              ======      =====     ====
    Diluted                                   $(1.18)     $(.33)    $.74
                                              ======      =====     ====


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2000, 2001 and 2002
(dollars in thousands)

                                    Common Stock  Additional              Compre-     Unearned    Treasury
                                    Share          Paid-In      Retained  hensive     Compensa-     Shares
                                   Issued  Amount  Capital      Earnings   (Loss)       tion        Amount
Balance at January 1, 2000      5,841,153  $1,168  $14,050       $10,688     $ 66        $(243)     $    0
Shares issued pursuant to
      employee stock plans         22,076       5       73                                 (89)        294
Repurchase of common shares                                                                         (3,306)
Currency translation adjustment                                              (248)
Net income                                                         4,530
                                ---------   -----   ------        ------      ---          ---     -------
Balance at December 31, 2000    5,863,229   1,173   14,123        15,218     (182)        (332)     (3,012)
Shares issued pursuant to
  employee stock plans                                (799)                               (174)      1,386
Shares issued to directors                              (2)                                              7
Repurchase of common shares                                                                         (1,925)
Currency translation adjustment                                                (1)
Minimum pension liability
   net of tax of $44                                                          (77)
Net loss                                                          (1,805)
                                ---------   -----   ------        ------      ---          ---     -------
Balance at December 31, 2001    5,863,229   1,173   13,322        13,413     (260)        (506)     (3,544)
Shares issued pursuant to
  employee stock plans                                (925)                                 (6)      1,150
Shares issued to directors                             (23)                                             27
Repurchase of common shares                                                                             (5)
Currency translation adjustment                                               104
Minimum pension liability
   net of tax of $85                                                         (142)
Net loss                                                          (6,444)
                                ---------   -----   -------       ------    -----        -----       -------
Balance at December 31, 2002    5,863,229  $1,173   $12,374       $6,969    $(298)       $(512)      $(2,372)
                                =========  ======   =======       ======    =====        =====       =======

The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                 Year ended  December 31,
                                                  2002     2001     2000
OPERATING ACTIVITIES                              ----     ----     ----
 Net income (loss)                             $(6,444) $(1,805)  $4,530
 Adjustments to reconcile net income (loss)
  to net cash (used) provided by operating
  activities:
   Income tax expense (benefit)                    385     (760)   2,377
   Depreciation and amortization                   743      987      943
   (Gain) loss on disposition of  assets            36       13       (5)
   Shares issued as compensation                   219      206      146
    Net (increase) decrease in:
     Accounts receivable                            88    5,727   (1,108)
     Inventories                                 2,063      876    2,363
     Other assets                                  723       26      215
    Net increase (decrease) in:
     Accounts payable                               10     (695)  (2,698)
     Accrued compensation and benefits              14     (151)    (107)
     Other accrued expenses                        167     (116)    (217)
                                                ------    -----   ------
                                                (1,996)   4,308    6,439
     Income taxes paid                             (40)    (121)  (2,971)
                                                ------    -----   ------
            NET CASH (USED) PROVIDED BY
              OPERATING ACTIVITIES              (2,036)   4,187    3,468
                                                ------   ------   ------
INVESTING ACTIVITIES
 Purchase of marketable securities             (16,071)  (5,500)  (2,800)
 Sale of marketable securities                  14,104    8,500    3,400
 Loans to officers, net                           (341)    (357)    (712)
 Proceeds from disposition of assets                         14       20
 Additions to property, plant and equipment       (617)    (656)    (534)
 Purchase of software licenses                      (6)    (230)     (50)
                                               -------    ------  ------
            NET CASH (USED) PROVIDED BY
              INVESTING ACTIVITIES              (2,931)    1,771    (676)
                                               -------    ------  ------
FINANCING ACTIVITIES
 Principal payments on debt                        (46)      (52)    (49)
 Proceeds from debt                                           34
 Shares issued pursuant to employee stock plans      5       213     107
 Shares repurchased for treasury, 1,500,
  307,808 and 331,000                               (5)   (1,926) (3,306)
                                               -------    ------  ------
            NET CASH (USED) PROVIDED BY
                FINANCING ACTIVITIES               (46)   (1,731) (3,248)
                                               -------    ------  ------
EFFECT OF EXCHANGE RATE DIFFERENCES                 14         5     (37)
                                               -------    ------  ------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    (4,999)    4,232    (493)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR    7,731     3,499   3,992
                                               -------    ------  ------
CASH AND CASH EQUIVALENTS - END OF YEAR         $2,732    $7,731  $3,499
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

Risks and Uncertainties. A major portion of the Company's domestic revenues is generated by sales to two customers, and a significant portion of its European distributorship revenue comes from one customer. The loss of any of these customers would have a material adverse impact on the Company. The Company's receivables are primarily from major, well-established companies in the telecommunications industry, and at December 31, 2002, one such company accounted for 14% of the Company's accounts receivable. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well established with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

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

Cash and Cash Equivalents. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2002, essentially all of the Company's cash and cash equivalent balances were with two financial institutions.

Marketable Securities. Marketable securities are classified as available for sale and are reported at cost which approximates fair value. They are comprised of investments in municipal bond funds and high grade corporate debt and equity securities. The maturities are short term or have reset provisions.

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

Foreign Exchange. The functional currency of the Company's foreign subsidiary, the European distributorship operations, is the Pound Sterling. Results of operations for the Company's foreign subsidiary were translated from Pounds Sterling into U.S. dollars using average exchange rates during the period, while assets and liabilities were translated using current rates at the end of the period. The difference from historical exchange rates are recorded as comprehensive income (loss) and are included as a component of cumulative other comprehensive loss.

Income Taxes. Income taxes are provided on all revenue and expense items included in the consolidated statement of operations, regardless of the period in which such items are recognized for income tax purposes, adjusted for items representing permanent differences between pretax accounting income and taxable income. Deferred income taxes result from the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes.
A valuation allowance is provided to the extent the Company cannot determine that the ultimate realization of net deferred tax assets is more likely than not.
Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB")
 Opinion No. 25, "Accounting for Stock Issued to Employees", and therefore recognizes no compensation expense for stock options granted.

If the Company had elected to recognize compensation expense for the 1990 Stock Option Plan and the 1967 Stock Purchase Plan based on the fair value at the grant date , consistent with the method presented by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the pro forma net income
(loss) and net income (loss) per share would be as follows (in thousands except per share information):

                                               2002     2001     2000
                                               ----     ----     ----
Net income (loss)              As reported  $(6,444) $(1,805)  $4,530
                                            =======  =======   ======
                               Pro forma    $(6,360) $(2,447)  $3,928
                                            =======  =======   ======
Net income (loss) per share    As reported
                                Basic        $(1.18)   $(.33)    $.79
                                             ======    =====     ====
                                Diluted      $(1.18)   $(.33)    $.74
                                             ======    =====     ====
                               Pro forma
                                Basic        $(1.16)   $(.45)    $.68
                                             ======    =====     ====
                                Diluted      $(1.16)   $(.45)    $.65
                                             ======    =====     ====
The estimated weighted average fair value per share of stock options granted were $1.01, $5.07 and $4.82 for 2002, 2001 and 2000, respectively. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001and 2000, respectively: risk-free interest rates of 2.28%, 4.75% and 5.1%; no dividend yields; volatility factors of the expected market price of the Company's common stock of .61 in 2002, .70 in 2001 and .74 in 2000; and a weighted average expected life of the option of 7.5 years in 2002 and 2001 and 3.8 years for 2000 for the Option Plan and 5 years for the Directors' Option Plan.

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

Income (Loss) Per Share. In computing basic earnings (loss) per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. The shares used in the basic earnings per share calculations were 5,471,752, 5,416,729 and 5,753,734 and in the diluted earnings per share were 5,471,752, 5,416,729 and 6,091,964 for 2002, 2001 and
2000, respectively.

Goodwill. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Through December 31, 2001 goodwill was amortized using the straight-line method over its estimated useful life (10 years). Goodwill and other long-lived assets were reviewed for impairment whenever events such as product discontinuances, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable.

Effective January 1, 2002, the Company adopted SFAS No. 142,
"Goodwill and Other Intangible Assets".  Under SFAS No. 142,
goodwill is no longer amortized, rather it is subject to a periodic impairment test based on its fair value. The Company performed the transitional goodwill impairment test (as of January 1, 2002) and the annual impairment test on the applicable reporting unit. As the estimated fair value of this reporting unit exceeded its net book value including goodwill, no impairment charge was recognized. If SFAS No.142 was effective as of January 1, 2000, then the pro forma results of operations for years ended December 31, 2001 and 2000 would have been as follows (in thousands):
                                  As Reported   Adjustment  Pro Forma
2001                              -----------   ----------  ---------
 Pretax Income                        $(2,565)        $332    $(2,233)
                                      =======         ====    =======
 Net Income                           $(1,805)        $305    $(1,500)
                                      =======         ====    =======
 Earnings per share
       Basic                            $(.33)                  $(.28)
                                        =====                   =====
       Diluted                          $(.33)                  $(.28)
                                        =====                   =====
2000
 Pretax Income                         $6,907         $332    $ 7,239
                                       ======         ====    =======
 Net Income                            $4,530         $305    $ 4,835
                                       ======         ====    =======
      Earnings per share
       Basic                             $.79                    $.84
                                         ====                    ====
       Diluted                           $.74                    $.79
                                         ====                    ====
Reclassifications. Certain prior year amounts have been reclassified to conform with current year classifications.

NOTE B.  MARKETABLE SECURITIES (IN THOUSANDS):

The following table summarizes the Company's marketable securities.
                                                          2002   2001
                                                          ----   ----
Corporate bonds and auction rate preferred stock        $7,699 $6,400
Medium and short term notes                                688
                                                        ------ ------
                                                        $8,387 $6,400
                                                        ====== ======
NOTE C. VALUATION AND QUALIFYING ACCOUNTS

The allowance for doubtful accounts was increased by $87,000, $250,000 and $16,000 in 2002, 2001 and 2000, respectively, by charges to costs and expenses. The Company wrote off uncollectible accounts, net of recoveries, of $213,000 , $109,000 and $10,000 in 2002, 2001 and 1999, respectively.

NOTE D.  INVENTORIES (IN THOUSANDS):
                                                           2002   2001
                                                           ----   ----
Finished and in process                                  $2,273 $3,455
Materials and purchased parts                             1,414  2,227
                                                         ------ ------
                                                         $3,687 $5,682
                                                         ====== ======
NOTE E.  PROPERTY, PLANT AND EQUIPMENT,net (IN THOUSANDS):
                                                           2002   2001
                                                           ----   ----
Machinery and equipment                                  $2,279 $2,365
Furniture and fixtures                                    2,220  2,281
                                                         ------ ------
                                                          4,499  4,646
Less allowances for depreciation                          3,184  3,132
                                                         ------ ------
                                                         $1,315 $1,514
                                                         ====== ======
Due to the continuing downturn in the domestic telecommunication equipment market, the Company recorded in 2002, based on estimated cash flows, a provision of $275,000 for the impairment of certain demonstration and test equipment.

NOTE F.  OTHER NON-CURRENT LIABILITIES (IN THOUSANDS):
                                                           2002   2001
                                                           ----   ----
Accrued officers' supplemental pension                   $  466 $  511
Accrued deferred compensation                               254    274
Deferred directors' fees                                    332    269
Accrued pension                                             777    658
Accrued postretirement benefit                              856    843
                                                         ------ ------
                                                          2,685  2,555
Less current portion                                        272    241
                                                         ------ ------
                                                         $2,413 $2,314
                                                         ====== ======
NOTE G.  DEBT AND CREDIT ARRANGEMENTS

Dacon Electronics Plc, a foreign subsidiary, has a bank line of credit of $314,000 expiring in 2003. During 2002 and 2001, no amounts were borrowed under this facility.

Long term debt (in thousands):
                                                            2002  2001
                                                            ----  ----
 Installment finance agreements, interest
  at 8% to 11% per annum expiring through 2003               $26   $72
 Less current maturities of debt                              26    46
                                                             ---   ---
                                                             $ 0   $26
                                                             ===   ===
Interest of $19,000, $19,000 and $31,000 was paid in 2002, 2001 and
2000, respectively.

NOTE H.  INCOME TAXES

At December 31, 2002, consolidated retained earnings included approximately $.5 million of retained earnings applicable to Dacon Electronics Plc. If the undistributed earnings were remitted, an resulting federal tax would be substantially reduced by foreign tax credits.

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

                                                 2002    2001    2000
Current:                                         ----    ----    ----
 Federal                                      $(1,714)  $(452) $1,989
 Foreign                                                          (24)
 State                                             88      62     346
                                              -------   -----  ------
    Total current                              (1,626)   (390)  2,311
Deferred:
 Federal                                        1,817    (330)     55
 State                                            194     (40)     11
                                              -------   -----  ------
Total deferred                                  2,011    (370)     66
                                              -------   -----  ------
                                               $  385   $(760) $2,377
                                              =======   =====  ======
Not reflected in the 2000 tax provision was $29,000 of income tax benefits related to employee stock plans; such amounts were credited to additional paid-in capital. The provision (benefit) for 2001 and 2000 reflects favorable adjustments to the tax provision of $155,000 and $156,000, respectively, attributable to actual amounts differing from previously recorded estimates.

Domestic and foreign pretax income (loss) for the years ended
December 31 are as follows (in thousands):
                                                2002     2001     2000
                                                ----     ----     ----
Domestic operations                          $(5,978) $(1,609)  $7,439
Foreign operations                               (81)    (956)    (532)
                                             -------  -------   ------
                                             $(6,059) $(2,565)  $6,907
                                             =======  =======   ======
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows (in thousands):
                                                         2002    2001
                                                         ----    ----
Deferred tax liabilities                               $   78  $  220
                                                       ------  ------
Deferred tax assets:
 Inventory valuation                                      906     687
 Accrued liabilities and employee benefits                856     585
 Accrued deferred compensation                            260     284
 Other postretirement benefits                            319     316
 Separate return federal operating loss carryforwards
        expiring in 2008 and 2009                         445     445
 Other                                                    162     271
                                                       ------  ------
      Total deferred tax assets                         2,948   2,588
 Valuation allowance                                   (2,870)   (445)
                                                       ------  ------
                                                           78   2,143
                                                       ------  ------
Net deferred tax assets                                $    0  $1,923
                                                       ======  ======
A valuation allowance of $2,425,000 and $0 have been charged to tax expense in 2002 and 2001, respectively, as the Company cannot determine that the ultimate realization of its net deferred tax asset is more likely than not.

The Company has tax credits of $108,000 and $40,000 expiring in 2021 and 2022.

A reconciliation of the statutory federal income tax rate to the effective tax rate on income (loss) for the years ended December 31, is as follows:
                                                  2002    2001   2000
                                                  ----    ----   ----
Statutory federal income tax rate                (34.0)% (34.0)% 34.0%
State income taxes, net of federal tax benefi      0.6     0.5    3.4
Lower foreign tax rate                             0.5     8.3
Research and development credit                                  (0.3)
Nontaxable interest income                        (0.3)   (2.9)  (1.7)
Goodwill amortization                             (0.4)    3.4    1.2
Tax adjustment                                            (6.0)  (2.3)
Valuation allowance                               40.0
Other                                                      0.7    0.1
                                                  ----    ----   ----
                                                   6.4% (30.0)% 34.4%
                                                  ====    ====   ====

NOTE I.  OTHER (INCOME) EXPENSE, NET (IN THOUSANDS):
                                              Year Ended December 31,
                                                2002    2001    2000
                                                ----    ----    ----
Interest expense                               $  36   $  55   $  50
Interest income                                 (242)   (559)   (669)
                                                ----   -----   -----
                                               $(206)  $(504)  $(619)
                                               =====   =====   =====

NOTE J. COMMITMENTS AND CONTINGENCIES

Leases. Total rental expense amounted to $423,000 in 2002, $472,000 in 2001 and $500,000 in 2000. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2007 are approximately
$314,000, $288,000, $275,000, $262,000 and $229,000, respectively, and $152,000 thereafter.

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
                                                 2002    2001    2000
                                                 ----    ----    ----
Interest cost on projected benefit obligation    $120    $116    $116
Actual (return)/loss on plan assets                99      99      25
Net amortization and deferral                    (167)   (184)   (123)
                                                 ----    ----    ----
      Net periodic pension cost                  $ 52    $ 31    $ 18
                                                 ====    ====    ====
The following table sets forth the plan's funded status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                            2002    2001
                                                            ----    ----
Projected benefit obligation for services rendered to date
  Beginning of year                                       $1,667  $1,605
  Loss (gain) due to change in estimates                      61      48
  Interest cost                                              120     116
  Less benefits paid                                        (111)   (102)
                                                          ------  ------
  End of year                                              1,737   1,667
                                                          ------  ------
Plan assets at fair value
  Beginning of year                                        1,009   1,149
  Actual return on plan assets                               (99)    (99)
  Contribution                                               160      61
  Less benefits paid                                        (110)   (102)
                                                          ------  ------
  End of year                                                960   1,009
                                                          ------  ------

Plan assets less than projected benefit obligation          (777)   (658)
Unrecognized net loss (gain)                                 348     121
Minimum pension liability adjustment                        (348)   (121)
                                                          ------  ------
Accrued pension liability (included in other
 non-current liabilities)                                 $ (777) $ (658)
                                                          ======  ======
The discount rates used in determining the projected benefit obligation were 6.75% in 2002 and 7.25 % in 2001. The expected long-term rate of return on plan assets used in determining the net periodic pension cost was 7% for all years presented.

The plan assets at December 31, 2002 and 2001 were principally invested in corporate debt and equity securities.

401(k) Retirement Plan. The Company has a defined contribution plan covering substantially all domestic employees. The Company's contribution is based upon the participants' contributions. The expense was $52,000, $54,000 and $54,000 in 2002, 2001 and 2000,
respectively.

Officers' Supplemental Pension Plan. The Company has an unfunded, noncontributory defined benefit pension plan covering certain retired officers.

The components of net pension cost of the plan for the years ended December 31 are as follows (in thousands):
                                                   2002   2001   2000
                                                   ----   ----   ----
Interest cost on projected benefit obligation       $27    $30    $32
Amortization of actuarial gains                      (3)    (3)    (3)
                                                    ---    ---    ---
Net periodic pension cost                           $24    $27    $29
                                                    ===    ===    ===
The following table sets forth the plan's status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                          2002   2001
Projected benefit obligations                             ----   ----
 Balance at beginning of period                           $433   $472
 Interest expense                                           27     30
      Less benefits paid                                   (69)   (69)
                                                          ----   ----
 Balance at end of period                                  391    433
Unrecognized net gain                                       75     78
                                                          ----   ----
Accrued pension liability (included in other
 non-current liabilities)                                 $466   $511
                                                          ====   ====
The discount rate used in determining the projected benefit obligation was 6.75% for all years presented. All participants are retired and receiving benefits under the Plan and therefore future increases in compensation are not applicable.

Other Postretirement Benefit Plans. In addition to the Company's pension plans, the Company has a contributory, unfunded defined benefit plan providing certain health care benefits for domestic employees who retired prior to March 31, 1996. The participants' contributions are adjusted periodically and are based on age and length of service at time of retirement. The assumed rate of increase in the per capita cost of covered benefits used for 2001 was 9.5% decreasing to 5% after 9 years and for 2002 was 9.0% decreasing to 5% after 8 years. Increasing the health care cost trend rate by one percentage point each year would increase the accumulated postretirement benefit obligation by $62,000 at December 31, 2002 and the aggregate service and interest cost component of net periodic postretirement benefit cost for 2002 by $4,000; the corresponding impact for a 1% decrease are $55,000 and $3,000, respectively. The weighted average discount rates used in determining the net periodic postretirement benefit cost and accumulated benefit obligation were 6.75% and 7.25% for 2002 and 2001, respectively.

The following sets forth the plan's status and accrued
postretirement benefit liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                          2002   2001
                                                          ----   ----
Actuarial present value of accumulated postretirement
 benefit obligation:
Balance at beginning of period                            $657   $834
  Interest cost                                             47     47
  Actuarial (gain)/loss                                      8   (206)
  Benefits paid, net                                       (23)   (18)
                                                          ----   ----
                                                           689    657
Unrecognized net gain                                      167    186
                                                          ----   ----
Accrued postretirement benefit liability (included in
other non-current liabilities)                            $856   $843
                                                          ====   ====

The components of postretirement benefit cost for the years ended December 31, are as follows (in thousands):
                                                     2002  2001  2000
                                                     ----  ----  ----
  Interest cost                                       $47   $47   $61
  Net amortization                                    (11)  (11)
                                                      ---   ---   ---
       Net periodic cost                              $36   $36   $61
                                                      ===   ===   ===
The net benefits paid were $23,000, $18,000 and $36,000 for 2002, 2001 and 2000, respectively.

Deferred Compensation. At December 31, 2002 and 2001, the liability relating to a deferred compensation arrangement between the Company and a former director and officer of the Company was $254,000 and $274,000, respectively.

NOTE K.  STOCK PLANS

The 1990 Stock Option Plan provides for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally become exercisable in three equal annual installments on a cumulative basis commencing six months from the date of grant and expire five years (ten years for awards granted after 1999) after the date granted.

The Company also has the 1967 Employee Stock Purchase Plan which provides for the grant to purchase shares at 85% of the fair market value of the stock on the date offered. Generally, rights to purchase shares under this plan expire 12 months (maximum 27 months) after the date of grant. For each of the three years in the period ended December 31, 2002, no grants were granted, exercised or cancelled. At December 31, 2002, there were no grants outstanding and there were 52,478 shares available for future grant.

The Company also has a time accelerated restricted stock plan ("Restricted Stock Plan") which provides for the award of shares to key employees; generally, the awards vest in five equal annual installments commencing two years after the date of the award. Vesting may be accelerated based on the achievement of certain financial performance goals.

In 2002, the company granted to key employees the right to receive 395,000 common shares which vest on January 2, 2006. Such rights are subject to immediate vesting in the event of change of control of the Company and pro-rata vesting in the event of death or involuntary termination of employment for reasons other than cause. The total value of the rights at the date of grant was $612,000 and was based on the market price of $1.55 per share. $150,000 was charged to operations in 2002 related to this grant.

The Directors' Stock Option Plan provides for an annual grant of options to non-employee officers and directors. This plan provides for the automatic award of options to purchase 3,000 shares of Common Stock at the fair market value at the date of grant to each person who is a participant on August 1 of each year and pro-rated awards in certain cases. The awards expire five years (ten years for awards granted after 2000) after the date granted. In 2002, the plan was amended to provide for grant on November 9, 2002 of options to purchase 5,500 shares for each participant.

Share information pertaining to these plans is as follows:
                                        1990    Restricted Directors'
                                       Option      Stock     Option
                                        Plan       Plan       Plan
                                       ------   ---------- ---------
Outstanding at January 1, 2000        524,327       49,920    27,000
   Granted                            202,900       26,000    20,000
   Cancelled or expired                (5,225)        (600)
   Vested                                           (8,280)
   Exercised                          (27,126)
                                    ---------      -------   -------
Outstanding at December 31, 2000      694,876       67,040    47,000
   Granted                            248,500       76,500    18,250
   Cancelled or expired                (2,302)
   Vested                                          (12,330)
   Exercised                          (85,024)
                                    ---------      -------   -------
Outstanding at December 31, 2001      856,050      131,210    65,250
   Granted                            315,500      145,000    51,000
   Cancelled or expired              (125,858)               (15,000)
   Vested                                          (17,530)
   Exercised
                                    ---------      -------   -------
Outstanding at December 31, 2002    1,045,692      258,680   101,250
                                    =========      =======   =======
Available for future grant             10,705        3,187     1,250
                                    =========      =======   =======

The exercise price for options granted in 2000 ranged from $9.06 to $9.70, for options granted in 2001 was $5.00 and for options granted in 2002 was $1.55. The weighted average exercise price for the options outstanding under the Option Plan is $5.50 with expiration dates ranging from 2003 to 2012. Options were exercised under the Option Plan at weighted average exercise prices of $3.95 and $2.46 in 2000 and 2001, respectively. Shares exercisable under the Option Plan and weighted average exercise price at December 31, 2000, 2001 and 2002 were 457,943 and $5.80, 622,903 and $6.82 and 580,892 and
$7.32, respectively. The weighted average remaining lives for options outstanding at December 31, 2000, 2001 and 2002 were 4.3,
5.4 and 6.6 years, respectively.

Under the Restricted Stock Plan compensation expense was $220,000, $206,000 and $146,000 in 2002, 2001 and 2000, respectively.

The exercise price for options granted under the Directors' Stock Option Plan in 2000 ranged from $10.80 to $12.63, for options granted in 2001 ranged from $5.35 to $6.10 and for options granted in 2002 ranged from $1.45 to $2.00. The weighted average exercise price for the options outstanding under the plan is $4.38 with expiration dates ranging from 2003 to 2011. No options have been exercised. Shares exercisable at December 31, 2000, 2001 and 2002 were 27,000, 47,000 and 62,250, respectively. The weighted average remaining lives for options outstanding at December 31, 2000, 2001 and 2002 were 3.7, 4.6 and 7.0 years, respectively.

NOTE L.  CUMULATIVE OTHER COMPREHENSIVE LOSS

Cumulative other comprehensive loss consists of the following at December 31 (in thousands):
                                                           2002   2001
                                                           ----   ----
Cumulative translation adjustment                         $ (79) $(183)
Minimum pension liability net of tax of $129 and $44       (219)   (77)
                                                          -----  -----
                                                          $(298) $(260)
                                                          =====  =====

NOTE M.  RELATED PARTY TRANSACTIONS

The Company has advanced amounts to officers primarily for personal income taxes related to various stock option plans. The amounts outstanding at December 31, 2002 and 2001 of $1,906,000 and $1,516,000 include interest accrued on the advances. This indebtedness bears interest at rates approximating market rates and is payable upon demand.

NOTE N.  OPERATIONS BY INDUSTRY SEGMENT AND GEOGRAPHIC AREAS

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
                                                2002     2001     2000
Net sales                                       ----     ----     ----
 United States:
  Unaffiliated customers (North America)     $ 5,536  $12,977  $24,511
  Intercompany transfers                                            55
                                             -------  -------  -------
                                               5,536   12,977   24,566
 Europe                                        5,763    5,898    7,325
 Eliminations                                                      (55)
                                             -------  -------  -------
                                             $11,299  $18,875  $31,836
                                             =======  =======  =======
Operating profit (loss)
 United States                               $(5,115) $  (813) $ 8,139
 Europe                                          (75)    (950)    (529)
 Intercompany eliminations                        19       23        8
                                             -------  -------  -------
                                              (5,171)  (1,740)   7,618
General corporate expenses                     1,094    1,329    1,330
Other (income) expense, net                     (206)    (504)    (619)
                                             -------  -------  -------
Income (loss) before income taxes            $(6,059) $(2,565) $ 6,907
                                             =======  =======  =======
Total assets
 United States                               $20,164  $26,153  $29,262
 Europe                                        2,655    2,444    3,779
 Intercompany eliminations                        (7)     (24)     (43)
                                             -------  -------  -------
                                             $22,812  $28,573  $32,998
                                             =======  =======  =======
Long-lived assets
 United States                               $ 1,485  $ 1,788  $ 1,545
 Europe                                          473      600      973
 Intercompany eliminations                                (16)     (27)
                                             -------  -------  -------
                                             $ 1,958  $ 2,372  $ 2,491
                                             =======  =======  =======
Expenditures for long-lived assets
 United States                               $   570  $   756  $   486
 Europe                                           53      130       98
                                             -------  -------  -------
                                             $   623  $   886  $   584
                                             =======  =======  =======
Depreciation and amortization
 United States                               $   588  $   504  $   452
 Europe                                          165      490      494
 Intercompany eliminations                       (10)      (7)      (3)
                                             -------  -------  -------
                                             $   743  $   987  $   943
                                             =======  =======  =======
Gross profit margin on intercompany transfers are comparable to sales to third parties. The United States operations had net sales of $1.4 million, $7.5 million and $12.6 million in 2002, 2001 and 2000, respectively, to one major customer; sales of $1.6 million, $1.9 million and $2.4 million in 2002, 2001 and 2000 to another major customer; sales of $.2 million, $.5 million and $2.8 million in 2002, 2001 and 2000 to another major customer; sales of $.1 million, $.5 million and $1.4 million in 2002, 2001 and 2000 to another major customer and sales of $1.7 million in 2000 to another major customer. The European operations had sales of $2.2 million, $2.8 million and 3.7 million in 2002, 2001 and 2000, respectively, to one customer.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                               PART III

Item 10.   Directors and Executive Officers of the Registrant

      1. (a) The identification of the directors of the Company as of March 1, 2003 and persons nominated to become directors set forth under the caption Information Concerning Nominees in the Proxy Statement for the annual meeting of stockholders to be held on May 8, 2003 is incorporated herein by reference.

       (b) The identification of the executive officers of the Company and their positions with the Company and ages as of March 1, 2003 is set forth under the caption Executive Officers of the Company in Part I of this Annual Report on Form 10-K.

      2. The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption
Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the annual meeting of stockholders to be held on May 8, 2003 is incorporated herein by reference.

Item 11.   Executive Compensation

       The information on executive compensation set forth under the caption Executive Compensation in the Proxy Statement for the annual meeting of stockholders to be held on May 8, 2003 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management

       (a) and (b) Security ownership of certain beneficial owners and management set forth under the caption Security Ownership in the Proxy Statement for the annual meeting of stockholders to be held on May 8, 2003 is incorporated herein by reference.

       (c) Changes in Control.  None.

Item 13.   Certain Relationships and Related Transactions

       The information on certain relationships and related transactions set forth under the caption Certain Relationships and Related Transactions in the Proxy Statement for the annual meeting of stockholders to be held on May 8, 2003 is incorporated herein by reference.

Item 14.   Controls and Procedures

       Within the 90-day period prior to the filing of this report, the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


                               PART IV

Item 15.   Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

 (a)(1) and (2) and (d) The response to this portion of Item 15 is submitted as a separate section beginning on page 29 of this Annual Report on Form 10-K.

 (a)(3) and (c) The response to this portion of Item 15 is submitted as a separate section beginning on page 30 of this Annual Report on Form 10-K.

 (b) There were no reports filed on Form 8-K during the fourth quarter of 2002.



                              SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

         COGNITRONICS CORPORATION
               Registrant

         by    /s/   Garrett Sullivan
              Garrett Sullivan
              Treasurer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March
28, 2003.


 Signature    Title

Chief Executive Officer:


 /s/ Brian J. Kelley                President and Chief
 --------------------               Executive Officer
     Brian J. Kelley


Chief Financial and Accounting Officer:


 /s/ Garrett Sullivan               Treasurer
 --------------------
     Garrett Sullivan


A Majority of the Board of Directors:


 /s/ John T. Connors                 Director
 -------------------
     John T. Connors

 /s/ Edward S. Davis                 Director
 -------------------
     Edward S. Davis

 /s/ Jack Meehan                     Director
 ---------------
     Jack Meehan

 /s/ William A. Merritt              Director
 ----------------------
     William A. Merritt

 /s/ William J. Stuart               Director
 ---------------------
     William J. Stuart

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
                             ACT OF 1934
 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian J. Kelley certify that:

1. I have reviewed this annual report on Form 10-K of Cognitronics
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  March 28, 2003

      /s/ Brian J. Kelley
   -------------------
   Brian J. Kelley
   Chief Executive Officer

   CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE
                      SECURITIES ACT OF 1934
 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Garrett Sullivan certify that:

1. I have reviewed this annual report on Form 10-K of Cognitronics
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date:  March 28, 2003

 /s/ Garrett Sullivan
 --------------------
    Garrett Sullivan
    Treasurer


   Form 10-K -- Item 15 (a) (1) and (2) and (d)

    (a)     (1)  Financial Statements

   The following financial statements of the Company are included in Item 8.

   Financial Statements Covered by Report of Independent
   Auditors:PAGE

   Report of Independent Auditors . . . . . . . . . . . . . . . .12

   Consolidated Balance Sheets, December 31, 2002 and 2001. . . .13

   Consolidated Statements of Operations and Comprehensive Income
   (Loss) for each of the three years in the period ended
      December 31, 2002 . . . . . . . . . . . . . . . . . . . . .14

   Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002. . . . .14

   Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002. . . . . . . . . .15

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



                          Item 15(a)(3) and (c)

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

   4.       Specimen Certificate for Common Stock (Exhibit 4-1 to
            Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).

   10.1     1990 Stock Option Plan, as amended (Exhibit 10.1 to
            Quarterly Report on Form 10-Q for the period ended
            June 30, 2002 and incorporated herein by reference).

   10.2 Lease, dated April 30, 1993, between The Danbury Industrial Corporation, landlord, and Cognitronics Corporation, tenant (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

   10.3 Lease amendment, dated as of January 27, 2003, between the Danbury Industrial Corporation and Cognitronics Corporation (attached as Exhibit 10.3 to this Annual Report on Form 10-K).

   10.4 Form of Indemnity Agreement, dated October 27, 1986, between each Director (with equivalent form for each Officer) and Cognitronics Corporation (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).

   10.5     Supplemental Pension Plan for Officers, as amended
            November 2, 1993 (Exhibit 10.6 to Annual Report on
            Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).



   Exhibit

   10.6     Cognitronics Corporation Restricted Stock Plan
            (Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).

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

   10.9     The Directors' Stock Option Plan, as amended
            (attached as Exhibit 10.9 to this Annual Report on form 10-K).

   22.      List of subsidiaries of the Company as of December
            31, 2002 (attached as Exhibit 22 to this Annual
            Report on Form 10-K).

   23.      Consent of Independent Auditors, dated March 28, 2003
            (attached as Exhibit 23 to this Annual Report on Form
            10-K).

   99.1     Certification Pursuant to 18 U.S.C. Section 1350 As
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002 (attached as Exhibit 99.1 to this Annual
            Report on Form 10-K).

   Copies of the Exhibits to this Annual Report on Form 10-K are available upon written request to the Secretary of the Company at 3 Corporate Drive, Danbury, CT 06810-4130 and payment of $35.00 for a complete set of the Exhibits or $.25 per page for any part thereof (minimum $5.00).