Form 10-Q
period 2003-03-31
COGNITRONICS CORP
filed 2003-05-15
CIK 21438

                                                             CONFORMED

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended March 31, 2003

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003.

     Common Stock, par value $0.20 per share -- 5,564,241 shares
Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                             March 31,       December 31,
                                               2003              2002
                                               ----              ----
                                            (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 2,198           $ 2,732
  Marketable securities                       7,707             8,387
  Accounts receivable, net                    2,080             2,038
  Inventories                                 3,899             3,687
  Tax recoverable                             2,028             2,028
  Other current assets including loans
    to officers of $1,910 and $1,906          2,073             1,982
                                            -------           -------
      TOTAL CURRENT ASSETS                   19,985            20,854

PROPERTY, PLANT AND EQUIPMENT, NET            1,233             1,315
GOODWILL, NET                                   319               319
OTHER ASSETS                                    285               324
                                            -------           -------
                                            $21,822           $22,812
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,115           $   952
  Accrued compensation and benefits           1,274             1,252
  Income taxes payable                          440               441
  Current maturities of debt                      3                26
  Other accrued expenses                        540               394
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,372             3,065

NON-CURRENT LIABILITIES                       2,365             2,413

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a share,
    authorized 10,000,000 shares;
    issued 5,863,229 shares                   1,173             1,173
  Additional paid-in capital                 12,374            12,374
  Retained earnings                           5,644             6,969
  Cumulative other comprehensive loss          (281)             (298)
  Unearned compensation                        (453)             (512)
                                            -------           -------
                                             18,457            19,706
  Less cost of 298,988
   common shares in treasury                 (2,372)           (2,372)
                                            -------           -------
     TOTAL STOCKHOLDERS' EQUITY              16,085            17,334
                                            -------           -------
                                            $21,822           $22,812
                                            =======           =======


See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME(LOSS) (UNAUDITED)
               (dollars in thousands except per share amounts)


                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                 2003        2002
                                                 ----        ----

SALES                                          $ 2,496     $ 3,142
                                               -------     -------

COST AND EXPENSES:
  Cost of products sold                          1,578       1,939
  Research and development                         673         858
  Selling, general and
     administrative                              1,609       1,644
  Other (income)expense, net                       (39)        (49)
                                               -------     -------
                                                 3,821       4,392
                                               -------     -------
  Loss before income taxes                      (1,325)     (1,250)
BENEFIT FOR INCOME TAXES                                      (437)
                                               -------     -------
NET LOSS                                        (1,325)       (813)
Currency translation adjustment                     17         (17)
                                               -------      ------
COMPREHENSIVE LOSS                             $(1,308)     $ (830)
                                               =======      ======

NET LOSS PER SHARE:

  Basic                                          $(.23)      $(.15)
                                                 =====       =====
  Diluted                                        $(.23)      $(.15)
                                                 =====       =====

Weighted average number of
   shares outstanding:

  Basic                                       5,654,494    5,411,890
                                              =========    =========
  Diluted                                     5,654,494    5,411,890
                                              =========    =========





See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                 Three Months Ended
                                                       March 31,
                                                --------------------
                                                2003            2002
                                                ----            ----

NET CASH PROVIDED(USED) BY
   OPERATING ACTIVITIES                       $(1,129)         $  125
                                              -------          ------

INVESTING ACTIVITIES
  Purchase of marketable securities              (800)         (1,600)
  Sales of marketable securities                1,433           2,100
  Loans to employees                                              (34)
  Additions to property, plant and
    equipment, net                                (19)           (253)
                                               ------          ------
   NET CASH PROVIDED BY
      INVESTING ACTIVITIES                        614             213
                                               ------          ------

FINANCING ACTIVITIES
  Repurchase of 1,500 shares
    for treasury                                                   (5)
  Principal payments on debt                      (23)            (12)
                                               ------          ------
    NET CASH USED BY FINANCING ACTIVITIES         (23)            (17)
                                               ------          ------

EFFECT OF EXCHANGE RATE DIFFERENCES                 4              (2)
                                               ------          ------

INCREASE(DECREASE)IN CASH AND
  CASH EQUIVALENTS                               (534)            319
CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                    2,732           7,731
                                               ------          ------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $2,198          $8,050
                                               ======          ======


INCOME TAXES PAID                              $    0          $    3
                                               ======          ======

INTEREST PAID                                  $    4          $   10
                                               ======          ======





See Note to Condensed Consolidated Financial Statements.

 NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                March 31, 2003

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


Inventories (in thousands):
                                        March 31,          December 31,
                                          2003                 2002
                                          ----                 ----
Finished and in process                  $2,682              $2,273
Materials and purchased parts             1,217               1,414
                                         ------              ------
                                         $3,899              $3,687
                                         ======              ======

Non-Current Liabilities (in thousands):

                                        March 31,          December 31,
                                          2003                 2002
                                          ----                 ----
Accrued supplemental pension plan        $  455              $  466
Accrued deferred compensation               250                 254
Deferred directors' fees                    351                 332
Accrued pension expense                     741                 777
Accrued post-retirement benefit             856                 856
                                         ------              ------
                                          2,653               2,685
     Less current portion                   288                 272
                                         ------              ------
                                         $2,365              $2,413
                                         ======              ======

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for dilutive earnings per share they are included.


Stock Based Compensation

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
                                                   Three Months Ended
                                                       March 31,
                                                   ------------------
                                                    2003        2002
                                                    ----        ----
Net loss             As reported                  $(1,325)      $(813)
                                                  =======       =====
                     Pro forma                    $(1,435)      $(923)
                                                  =======       =====
Net loss per share   As reported   Basic            $(.23)      $(.15)
                                                    =====       =====
                                   Diluted          $(.23)      $(.15)
                                                    =====       =====
                     Pro forma     Basic            $(.25)      $(.17)
                                                    =====       =====
                                   Diluted          $(.25)      $(.17)
                                                    =====       =====

Operations by Industry Segments and Geographic Areas:
                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                 2003         2002
                                                 ----         ----
Net Sales
  United States                               $   680      $ 1,557
  Europe                                        1,816        1,585
                                              -------      -------
                                              $ 2,496      $ 3,142
                                              =======      =======
Operating Profit(loss)
  United States                               $(1,210)     $  (967)
  Europe                                          189           14
  Intercompany eliminations                                      3
                                              -------      -------
                                               (1,021)        (950)
  General corporate expense                       343          349
  Other (income)expense                           (39)         (49)
                                              -------      -------
  Income(loss) before income taxes            $(1,325)     $(1,250)
                                              =======      =======
Total Assets
  United States                               $18,907      $25,780
  Europe                                        2,922        2,703
  Intercompany eliminations                        (7)         (22)
                                              -------      -------
                                              $21,822      $28,461
                                              =======      =======

Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the quarter ended March 31, 2003, the Company reported a loss of $1.3 million ($.23 per diluted share), versus a loss of $.8 million ($.15 per diluted share) in the comparable 2002 quarter.


Consolidated sales for the first quarter of 2003 decreased $.6 million, or 21%, from the prior year period. Sales of domestic operations decreased $.9 million, or 56%, due to the continuing reduction in capital expenditures by the major telecommunications service providers as previously noted by the Company. This reduction was offset, in part, by a $.2 million (15%) increase from the prior year in UK distributorship operation sales. This increase is primarily attributable to foreign exchange rates.


The gross margin percentage was approximately 37% in the 2003 quarter versus 38% in the prior year. This decrease is attributable to decrease in the sales volume of the domestic operations, offset, in part, by improved product mix in the UK distributorship operations.

Research and development expense decreased $.2 million (22%) from the same period in 2002 primarily due to lower personnel costs attributable to lower headcount expenses and lower contract engineering services expenses.

Selling, general and administrative expense decreased $35,000, or 2%, due to lower expenses at the Company's domestic operations due to lower personnel and related expenses, offset, in part, by higher expenses at the UK distributorship operations. The increase in the UK distributorship expenses is primarily due to exchange rates.

Other (income) expense decreased due to lower interest earned on cash balances and marketable securities, reflecting lower interest rates and balances.

No tax benefit was provided for the losses incurred in 2003 since the Company cannot determine that the realization of net deferred tax asset is more likely than not.

Liquidity and Sources of Capital

Net cash used from operations for the three months ended March 31, 2003 was $1.1 million versus cash provided of $.1 million in 2002; this decrease in cash flow is attributable to the higher loss. The increase in cash provided by investing activities of $.6 million in 2003 versus $.2 million in 2002 reflects higher net sales of marketable securities and lower capital expenditures in 2003.

Working capital and the ratio of current assets to current liabilities was $16.6 million and 5.9:1 at March 31, 2003 compared to $17.8 million and 6.8:1 at December 31, 2002.

During the remainder of 2003, the Company may repurchase up to an additional

253,792 shares of its common stock and anticipates purchasing $.3 million of equipment. Management believes that its cash and cash equivalents and marketable securities will be sufficient to meet these needs in 2003.


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

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At March 31, 2003, the UK distributorship operations had net assets of $1.5 million.


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


                                      COGNITRONICS CORPORATION
                                              Registrant



Date: May 14, 2003                 By /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                     and Chief Financial Officer

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

Date: May 14, 2003



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

Date: May 14, 2003



/s/ Garrett Sullivan
Garrett Sullivan
Chief Financial Officer