Form 10-Q
period 2003-06-30
COGNITRONICS CORP
filed 2003-08-15
CIK 21438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended June 30, 2003

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

       Indicate by check mark whether registrant is an
accelerated filer (as defined by 12b-2 of the Exchange Act).
                                          Yes             No   x

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2003.

      Common Stock, par value $0.20 per share   5,564,241 shares




Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            June 30,     December 31,
                                              2003             2002
                                           (Unaudited)
  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 1,164           $ 2,732
  Marketable securities                       7,189             8,387
  Accounts receivable, net                    2,531             2,038
  Inventories                                 3,550             3,687
  Taxes recoverable                           2,028             2,028
  Other current assets including loans
    to officers of $1,917 and $1,906          2,025             1,982
                                            -------           -------
      TOTAL CURRENT ASSETS                   18,487            20,854

PROPERTY, PLANT AND EQUIPMENT, NET            1,152             1,315
GOODWILL, NET                                   319               319
OTHER ASSETS                                    242               324
                                            -------           -------
                                            $20,200           $22,812
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $   467           $   952
  Accrued compensation and benefits           1,272             1,252
  Income taxes payable                          407               441
  Current maturities of debt                                       26
  Other accrued expenses                        683               394
                                            -------           -------
      TOTAL CURRENT LIABILITIES               2,829             3,065

OTHER NON-CURRENT LIABILITIES                 1,525             2,413

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 10,000,000 shares;
    issued 5,863,229 shares                   1,173             1,173
  Additional paid-in capital                 12,374            12,374
  Retained earnings                           5,318             6,969
  Cumulative other comprehensive loss          (252)             (298)
  Unearned compensation                        (395)             (512)
                                            -------           -------
                                             18,218            19,706
    Less cost of 298,988 common
     shares in treasury                      (2,372)           (2,372)
                                            -------           -------
       TOTAL STOCKHOLDERS' EQUITY            15,846            17,334
                                            -------           -------
                                            $20,200           $22,812
                                            =======           =======



See Note to Condensed Consolidated Financial Statements.



                  COGNITRONICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                       COMPREHENSIVE LOSS (UNAUDITED)
               (dollars in thousands, except per share amounts)


                            Three Months Ended       Six Months Ended
                                 June 30,                 June 30,
                            ------------------       ----------------
                             2003        2002        2003       2002
                             ----        ----        ----       ----

NET SALES                   $2,448      $3,356      $4,944     $6,498
                            ------      ------      ------     ------

COST AND EXPENSES:
  Cost of products sold      1,458       1,889       3,036      3,829
  Research and development     646         890       1,319      1,748
  Selling, general and
    administrative           1,521       1,509       3,130      3,153
  Other (income), net          (47)        (43)        (86)       (92)
Gain on termination of
    post-retirement
    benefit plan              (834)                   (834)
                            ------      ------      ------     ------
                             2,744       4,245       6,565      8,638
                            ------      ------      ------     ------
Loss before income taxes      (296)       (889)     (1,621)    (2,140)

PROVISION(BENEFIT) FOR
  INCOME TAXES                  30        (274)         30       (711)
                            ------      ------      ------     ------
NET LOSS                      (326)       (615)     (1,651)    (1,429)

Currency translation
 adjustment                     29          18          46          1
                           -------      ------     -------   --------
COMPREHENSIVE LOSS         $  (297)     $ (597)    $(1,605)  $ (1,428)
                           =======      ======     =======   ========

NET LOSS PER SHARE:
  Basic                     $(.06)       $(.11)      $(.29)     $(.26)
                            =====        =====       =====      =====

  Diluted                   $(.06)       $(.11)      $(.29)     $(.26)
                            =====        =====       =====      =====

Weighted average number
of outstanding shares:
  Basic                  5,697,052   5,416,999   5,676,357  5,414,757
                         =========   =========   =========  =========

  Diluted                5,697,052   5,416,999   5,676,357  5,414,757
                         =========   =========   =========  =========





See Note to Condensed Consolidated Financial Statements.








                  COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                   Six Months Ended
                                                       June 30,
                                                   -----------------
                                                 2003            2002
                                                 ----            ----

NET CASH USED BY OPERATIONS                    $(2,694)        $ (575)
                                               -------         ------

INVESTING ACTIVITIES
  Purchases of marketable securities            (1,328)        (7,620)
  Sales of marketable securities                 2,506          6,400
  Loans to employees                                              (84)
  Additions to property, plant and
     equipment, net                                (35)          (301)
                                               -------         ------
    NET CASH PROVIDED(USED) BY INVESTING
     ACTIVITIES                                  1,143         (1,605)
                                               -------         ------


FINANCING ACTIVITIES
  Repurchase of 1,500 shares for treasury                          (5)
  Principal payment of debt                        (26)           (33)
                                               -------         ------
    NET CASH USED BY FINANCING ACTIVITIES          (26)           (38)
                                               -------         ------

EFFECT OF EXCHANGE RATE DIFFERENCES                  9             16
                                               -------         ------
DECREASE IN CASH AND CASH EQUIVALENTS           (1,568)        (2,202)

CASH AND CASH EQUIVALENTS- BEGINNING
   OF PERIOD                                     2,732          7,731
                                               -------         ------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $1,164         $5,529
                                               =======         ======

INCOME TAXES PAID                               $   63         $    3
                                                ======         ======

INTEREST PAID                                   $    5         $   15
                                                ======         ======




See Note to Condensed Consolidated Financial Statements.






       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                June 30, 2003

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Inventories (in thousands):
                                         June 30,          December 31,
                                           2003                2002
                                           ----                ----
Finished and in process                   $2,424              $2,273
Materials and purchased parts              1,126               1,414
                                          ------              ------
                                          $3,550              $3,687
                                          ======              ======

Other Non-Current Liabilities (in thousands):
                                         June 30,          December 31,
                                           2003                2002
                                           ----                ----
Accrued supplemental pension plan         $  444              $  466
Accrued deferred compensation                244                 254
Deferred directors' fees                     371                 332
Accrued pension expense                      727                 777
Accrued post-retirement benefit               22                 856
                                          ------              ------
                                           1,808               2,685
    Less current portion                     283                 272
                                          ------              ------
                                          $1,525              $2,413
                                          ======              ======

In June 2003, the Board of Directors voted to terminate the post-retirement health benefits plan (the "Plan") and notified the effected retirees. Termination of the Plan resulted in a non-cash gain of $834,000 which was recorded in the quarter ended June 30, 2003.

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

If the Company had elected to recognize compensation expense for the 1990 Stock Option Plan and the 1967 Stock Purchase Plan based on the fair value at the grant date , consistent with the method presented by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the pro forma net loss and per share amounts would be as follows (in thousands except per share information):
                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                 ------------------     ----------------
                                   2003      2002        2002      2002
                                   ----      ----        ----      ----
Net loss
   As reported                    $(326)    $(615)    $(1,651)   $(1,429)
                                  =====     =====     =======    =======
   Pro forma                      $(397)    $(725)    $(1,832)   $(1,567)
                                  =====     =====     =======    =======
Net loss per share
   As reported   Basic            $(.06)     $(.11)      $(.29)     $(.26)
                                  =====      =====       =====      =====
                 Diluted          $(.06)     $(.11)      $(.29)     $(.26)
                                  =====      =====       =====      =====
    Pro forma    Basic            $(.07)     $(.13)      $(.32)     $(.29)
                                  =====      =====       =====      =====
                 Diluted          $(.07)     $(.13)      $(.32)     $(.29)
                                  =====      =====       =====      =====

Operations by Industry Segments and Geographic Areas:
                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                 ------------------     ----------------
                                  2003      2002         2003      2002
                                  ----      ----         ----      ----
 Net Sales
  United States                  $1,639    $2,033      $ 2,319   $ 3,590
  Europe                            809     1,323        2,625     2,908
  Intercompany eliminations
                                 ------    ------      -------   -------
                                 $2,448    $3,356      $ 4,944   $ 6,498
                                 ======    ======      =======   =======
Operating Loss
  United States                  $ (563)   $ (537)     $(1,773)  $(1,505)
  Europe                           (279)      (58)         (90)      (44)
  Intercompany eliminations                     3                      6
                                 ------    ------      -------   -------
                                   (842)     (592)      (1,863)   (1,543)
  General Corporate Expense         335       340          678       689
  Other (income), net               (47)      (43)         (86)      (92)
  Gain on termination of post-
    retirement benefit plan        (834)                  (834)
                                 ------    ------      -------   -------
  Loss before income taxes       $ (296)   $ (889)     $(1,621)  $(2,140)
                                 ======    ======      =======   =======
Total Assets
  United States                                       $18,163    $25,135
  Europe                                                2,048      2,477
  Intercompany eliminations                               (11)       (19)
                                                      -------    -------
                                                      $20,200    $27,593
                                                      =======    =======



Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net loss was $326,000 and $1,651,000, respectively, for the three and six-month periods ended June 30, 2003 versus net loss of $615,000 and $1,429,000, respectively, in the prior year periods. Included in the three-month and six-month periods ended June 30, 2003 was a non-cash gain on termination of a post-retirement benefit plan of $834,000.

Consolidated sales for the quarter ended June 30, 2003 decreased $.9 million (27%) to $2.4 million due to sales decreases in both the domestic and the UK distributorship operations. The sales in the domestic operations decreased $.4 million (19%) to $1.6 million due to the continuing reduction in capital expenditures by major telecommunication providers as previously noted by the Company. Domestic operations' 2003 sales included $1.1 million to a large telecommunication service provider. Sales of the Company's UK distributorship operations decreased $.5 million (39%), in spite of an 8% favorable exchange rate fluctuation, due to lower volume. Consolidated sales for the six months ended June 30, 2003 decreased $1.6 million (24%) primarily due to a sales decrease of $1.3 million (35%)in the domestic operations and a decrease of $.3 million (10%) in its UK distributorship operations due to the reasons stated above.

Gross margin percentage was 40% for the three months and 39% for the six months ended June 30, 2003 and 44% and 41%, respectively, in the comparable 2002 periods. The three and six-month periods ended June 30, 2003 versus the prior year periods were adversely impacted by lower sales and the concomitant lower absorption of fixed costs and an increase for obsolete inventory expense of $200,000 offset, in part, by favorable product mix and cost reductions in the US operations.

Research and development expenses decreased $244,000 (27%) and $429,000 (25%), respectively, in the three-month and six-month periods ended June 30, 2003 versus the comparable periods in 2002 primarily due to lower consultancy expenses and personnel costs.

In June 2003, the Board of Directors voted to terminate the post-retirement health benefits plan (the "Plan") and notified the effected retirees. Termination of the Plan resulted in a non-cash gain of $834,000 which was recorded in the quarter ended June 30, 2003.

No tax benefits were recorded for losses incurred in 2003 since the Company cannot determine that the realization of net deferred tax assets is more likely than not.

In response to the continuing adverse industry-wide trend, the Company implemented cost and expense reductions in its domestic operations, including an 11% reduction in workforce and an across-the-board ten percent salary reductions for most employees, in the second quarter of 2003. As a result, future expenses will be reduced by approximately $800,000 annually beginning in the second half of 2003.


Liquidity and Sources of Capital

Net cash used by operations for the six months ended June 30, 2003 increased to $2,694,000 primarily due to higher losses from operations. The cash provided by investing activities in 2003 primarily reflects the net decrease in marketable securities.

Working capital and the ratio of current assets to current liabilities were $15.7 million and 6.5:1 at June 30, 2003 compared to $17.8 million and 6.8:1 at December 31, 2002. The decrease in working capital in 2003 is mainly due to the results of operations.

During the remainder of 2003, the Company may repurchase up to an additional 253,792 shares of its common stock and anticipates purchasing $.2 million of equipment. Management believes that its cash and cash equivalents and marketable securities will be sufficient to meet these needs.


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

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At June 30, 2003, the UK distributorship operations had net assets of $1.3 million. The Company does not hedge this foreign currency net asset exposure.


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


                                   PART II


Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Stockholders was held on May 8, 2003.

(c) The following matters were voted upon by stockholders:

                                           Withheld             Broker
                                 For      or Against  Abstain  Non-votes
                                 ---      ----------  -------  ---------

1. Election of six
   Directors -
    John T. Connors           4,676,926    250,891              180,678
    Edward S. Davis           4,669,555    258,262              180,678
    Brian J. Kelley           4,663,586    264,231              180,678
    Jack Meehan               4,676,931    250,886              180,678
    William A. Merritt        4,678,236    249,581              180,678
    William J. Stuart         4,694,036    233,781              180,678

2. To approve a proposal
   to amend the Company's
   1990 Stock Option Plan     4,736,438    180,158     11,221   180,678

3. To approve a proposal
   to amend the Company's
   Restricted Stock Plan      4,543,066    371,448     13,283   180,678

4. To approve a proposal
   to amend the Company's
   Directors' Stock Option
   Plan                       4,729,482    186,236     12,099    180,678

5. To approve the selection
   of Ernst & Young LLP as
   independent auditors       4,882,225     35,296     10,296    180,678



Item 6.    Exhibits and reports on Form 8-K


(a) Index to Exhibits

   Exhibit
   10.1    1990 Stock Option Plan, as amended (attached as
           Exhibit 10.1 to this Quarterly Report on Form 10-Q).


   10.2 Cognitronics Corporation Restricted Stock Plan, as amended (attached as Exhibit 10.2 to this Quarterly
           Report on Form 10-Q).

   10.3    The Directors' Stock Option Plan, as amended
           (attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q).


   31.1    Certification Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

   31.2    Certification Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

   32      Certification Pursuant to 18 U.S.C. Section 1350 as
           Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.


(b) One report on Form 8-K was filed during the current quarter.

   On May 9, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosures) to furnish a press release reporting results of our first quarter of 2003.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: August 14, 2003          By    /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                          and Chief Financial Officer