Form 10-Q
period 2003-09-30
COGNITRONICS CORP
filed 2003-11-14
CIK 21438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the period ended September 30, 2003

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

        Indicate by check mark whether the registrant is an
accelerated filer (as defined by 12b-2 of the Exchange Act.
                                       Yes             No   x

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2003.

      Common Stock, par value $0.20 per share   5,568,611 shares





Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                          September 30,     December 31,
                                              2003              2002
                                          (Unaudited)
                                          -------------     ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 3,155           $ 2,732
  Marketable securities                       5,712             8,387
  Accounts receivable, net                    2,822             2,038
  Inventories                                 3,234             3,687
  Taxes recoverable                           2,028             2,028
  Other current assets including loans
    to officers of $1,921 and $1,906          1,991             1,982
                                            -------           -------
      TOTAL CURRENT ASSETS                   18,942            20,854

PROPERTY, PLANT AND EQUIPMENT, NET            1,082             1,315
GOODWILL, NET                                   319               319
OTHER ASSETS                                    195               324
                                            -------           -------
                                            $20,538           $22,812
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,095           $   952
  Accrued compensation and benefits           1,332             1,252
  Current maturities of debt                                       26
  Other accrued expenses                      1,191               835
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,618             3,065

OTHER NON-CURRENT LIABILITIES                 1,467             2,413

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 20,000,000
    shares; issued 5,863,229 shares           1,173             1,173
  Additional paid-in capital                 12,346            12,374
  Retained earnings                           4,852             6,969
  Cumulative other comprehensive income        (244)             (298)
  Unearned compensation                        (337)             (512)
                                            -------           -------
                                             17,790            19,706
    Less cost of 294,618 and 298,988
     shares in treasury                      (2,337)           (2,372)
                                            -------           -------
    TOTAL STOCKHOLDERS' EQUITY               15,453            17,334
                                            -------           -------
                                            $20,538           $22,812
                                            =======           =======

See Note to Condensed Consolidated Financial Statements.


                  COGNITRONICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                        COMPREHENSIVE LOSS (UNAUDITED)
               (dollars in thousands, except per share amounts)


                            Three Months Ended       Nine Months Ended
                              September 30,            September 30,
                            ------------------       -----------------
                             2003       2002         2003       2002
                             ----       ----         ----       ----

NET SALES                   $3,498     $2,378      $ 8,442    $ 8,876
                            ------     ------      -------    -------
COST AND EXPENSES:
  Cost of products sold      1,638      1,986        4,674      5,815
  Research and development     675        849        1,994      2,597
  Selling, general and
     administrative          1,676      1,604        4,806      4,757
  Amortization of goodwill
  Other (income), net          (40)       (71)        (126)      (163)
  Gain on termination of
     post-retirement
     benefit plan                                     (834)
                            ------     ------       ------     ------
                             3,949      4,368       10,514     13,006
                            ------     ------       ------     ------
Loss before income
  taxes                       (451)    (1,990)      (2,072)    (4,130)

PROVISION(BENEFIT) FOR
  INCOME TAXES                  15       (739)          45     (1,450)
                            ------     ------       ------     ------
NET LOSS                      (466)    (1,251)      (2,117)    (2,680)

Currency translation
 adjustment                      8         52           54         53
                           -------   --------      -------    -------
COMPREHENSIVE LOSS          $( 458)  $ (1,199)     $(2,063)   $(2,627)
                           =======   ========      =======    =======
NET INCOME LOSS PER SHARE:
  Basic                      $(.08)     $(.23)       $(.37)     $(.49)
  Diluted                    $(.08)     $(.23)       $(.37)     $(.49)


Weighted average number
of outstanding shares:
  Basic                  5,764,423   5,441,617   5,705,929  5,424,624
  Diluted                5,764,423   5,441,617   5,705,929  5,424,624




See Note to Condensed Consolidated Financial Statements.







                  COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                  Nine Months Ended
                                                     September 30,
                                                 -------------------
                                                 2003            2002
                                                 ----            ----

NET CASH USED BY OPERATIONS                    $(2,103)        $(1,104)
                                               -------         -------
INVESTING ACTIVITIES
  Purchases of marketable securities            (2,328)        (15,245)
  Sales of marketable securities                 4,919          12,087
  Loans to employees                                              (341)
  Additions to property, plant and
     equipment, net                                (66)           (336)
                                               -------         -------
    NET CASH PROVIDED(USED) BY
      INVESTING ACTIVITIES                       2,525          (3,835)
                                               -------         -------
FINANCING ACTIVITIES
  Repurchase of 1,500 shares for treasury                           (5)
  Principal payment of debt                        (26)            (29)
  Shares issued pursuant to stock plans,
    4,370 and 3,448 shares                          18               5
                                               -------         -------
   NET CASH PROVIDED(USED) BY
     FINANCING ACTIVITIES                           (8)            (29)
                                               -------         -------

EFFECT OF EXCHANGE RATE DIFFERENCES                  9              16
                                               -------         -------
INCREASE(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      423          (4,952)
CASH AND CASH EQUIVALENTS- BEGINNING
    OF PERIOD                                    2,732           7,731
                                               -------         -------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $ 3,155         $ 2,779
                                               =======         =======


INCOME TAXES PAID                              $    63         $     3
                                               =======         =======
INTEREST EXPENSE PAID                          $     5         $    17
                                               =======         =======








See Note to Condensed Consolidated Financial Statements.



NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              September 30, 2003

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Inventories (in thousands):
                                       September 30,       December 31,
                                           2003                2002
                                       -------------       ------------
Finished and in process                   $2,278              $2,273
Materials and purchased parts                956               1,414
                                          ------              ------
                                          $3,234              $3,687
                                          ======              ======

Other Non-Current Liabilities (in thousands):
                                       September 30,       December 31,
                                           2003                2002
                                       -------------       -----------
Accrued supplemental pension plan         $  433              $  466
Accrued deferred compensation                238                 254
Deferred directors' fees                     379                 332
Accrued pension expense                      677                 777
Accrued post-retirement benefit               22                 856
                                          ------              ------
                                           1,749               2,685
    Less current portion                     282                 272
                                          ------              ------
                                          $1,467              $2,413
                                          ======              ======

In June 2003, the Board of Directors voted to terminate the Company's post-retirement health benefits plan (the "Plan") and notified the effected retirees. Termination of the Plan resulted in a non-cash gain of $834,000.

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

The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below (dollars in thousands except per share amounts):

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                 ------------------     -----------------
                                   2003      2002        2003      2002
                                   ----      ----        ----      ----
Net loss as reported              $(466)  $(1,251)    $(2,117)   $(2,680)
Add: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects.                      (67)      (71)       (256)      (210)
                                  -----   -------     -------    -------
   Pro forma                      $(533)  $(1,322)    $(2,373)   $(2,890)
                                  =====   =======     =======    =======
Net loss per share
   As reported   Basic            $(.08)    $(.23)      $(.37)     $(.49)
                 Diluted          $(.08)    $(.23)      $(.37)     $(.49)
   Pro forma     Basic            $(.09)    $(.24)      $(.42)     $(.53)
                 Diluted          $(.09)    $(.24)      $(.42)     $(.53)

The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2003 and 2002; expected volatility factor of .76% for 2003 and .62% for 2002; average risk-free interest rate of 3.38% for 2003 and 2.28% for 2002; and an expected option holding period of 7.5 years for 2003 and 2002.


Operations by Industry Segments and Geographic Areas:

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                 ------------------     -----------------
                                  2003      2002         2003      2002
 Net Sales                        ----      ----         ----      ----
  United States                 $ 1,979    $  959      $ 4,298   $ 4,549
  Europe                          1,519     1,419        4,144     4,327
  Intercompany eliminations
                                -------    ------      -------   -------
                                $ 3,498    $2,378      $ 8,442   $ 8,876
Operating Income\(Loss)
  United States                 $    35   $(1,687)     $(1,738)  $(3,192)
  Europe                           (146)      (40)        (236)      (84)
  Intercompany eliminations                     2                      8
                                -------   -------      -------   -------
                                   (111)   (1,725)      (1,974)   (3,268)
  General Corporate Expense         380       336        1,058     1,025
  Other (income), net               (40)      (71)        (126)     (163)
  Gain on termination of post-
    retirement benefit plan                               (834)
                                -------   -------      -------   -------
  Loss before income taxes      $  (451)  $(1,990)     $(2,072)  $(4,130)
                                =======   =======      =======   =======
Total Assets
  United States                                        $17,927   $24,052
  Europe                                                 2,622     2,682
  Intercompany eliminations                                (11)      (17)
                                                       -------   -------
                                                       $20,538   $26,717
                                                       =======   =======
Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The net loss was $466,000 and $2,117,000, respectively, for the three and nine-month periods ended September 30, 2003 versus a net loss of $1,251,000 and $2,680,000, respectively, in the prior year periods. Included in the nine-month period ended September 30, 2003 was a non-cash gain on termination of the post-retirement benefit plan of $834,000.

Consolidated sales for the quarter ended September 30, 2003 increased $1.1 million (47%) to $3.5 million due to sales increases in both the domestic and UK distributorship operations. The sales in the domestic operations increased $1 million (106%) to $2.0 million due to an increase of $1.2 million in sales to a large telecommunication service provider, offset, in part, by decreased sales to equipment manufacturers. Sales of the Company's UK distributorship operations increased $.1 million (7%) due to a favorable exchange rate. Consolidated sales for the nine months ended September 30, 2003 decreased $.4 million (5%) primarily due to sales decreases in both the domestic and UK distributorship operations. The domestic operations' sales decreased $.2 million (6%) in spite of an increase in sales of $1.2 million to a large telecommunication service provider due to the continuing soft demand in the Company's announcer business. In the Company's UK distributorship operations, sales decreased $.2 million (4%) in spite of an 8% favorable exchange rate fluctuation, due to lower volume. In the three and nine-month periods ended September 30, 2003, the Company's domestic operations had increased sales to a large telecommunication service provider. While management believes that this increased volume of sales will continue in the future, this favorable variance may not occur in the fourth quarter.

Gross margin percentage was 53% for the three months and 45% for the nine months ended September 30, 2003 and 16% and 34%, respectively, in the comparable 2002 periods. The improvement in gross margin percentage for the quarter ended September 30, 2003 versus the prior year quarter was primarily due to the higher sales volume in the domestic operations with the concomitant greater absorption of fixed cost. The improvement for the nine months ended September 30, 2003 versus the prior year period is due to favorable product mix and lower fixed costs in the domestic operations and favorable impact of exchange rate on the UK distributorship operations.

Research and development expenses decreased $174,000 (20%) and $603,000 (23%), respectively, in the three-month and nine-month periods ended September 30, 2003 versus the comparable periods in 2002 primarily due to lower consultancy expenses and personnel costs.

Selling, general and administrative expenses increased $72,000 (4%) and $49,000 (1%), respectively, for the three and nine-month periods ended September 30, 2003 from the comparable prior year periods. Included in both current year periods are $220,000 for the estimated settlement of a rent dispute in the UK distributorship operations, offset by the release of a reserve of $86,000. With regard to the UK rent dispute, the Company has a potential claim against a third party for which no benefit has been recorded.

In June 2003, the Board of Directors voted to terminate the Company's post-retirement health benefits plan (the "Plan") and notified the effected retirees. Termination of the Plan resulted in a non-cash gain of $834,000 which was recorded in the nine months ended September 30, 2003.

No tax benefits were recorded for losses incurred in 2003 since the Company cannot determine that the realization of net deferred tax assets is more likely than not.


Liquidity and Sources of Capital

Net cash used by operations for the nine months ended September 30, 2003 increased to $2,103,000 primarily due to an increase in accounts receivable and lower reduction of inventory. The cash provided by investing activities in 2003 primarily reflects the net decrease in marketable securities.


Working capital and the ratio of current assets to current liabilities were $15.3 million and 5.2:1 at September 30, 2003 compared to $17.8 million and 6.8:1 at December 31, 2002. The decrease in working capital in 2003 is mainly due to the results of operations.

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

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At September 30, 2003, the UK distributorship operations had net assets of $1.3 million. The Company does not hedge this foreign currency net asset exposure.

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

   On August 15, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosures) to furnish a press release reporting results of our second quarter of 2003.



                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COGNITRONICS CORPORATION
                                              Registrant



Date: November 14, 2003           By    /s/ Garrett Sullivan
                                           Garrett Sullivan, Treasurer
                                           and Chief Financial Officer