Form 10-K
period 2003-12-31
COGNITRONICS CORP
filed 2004-03-30
CIK 21438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2003,
       or
[ ]   Transition Report Pursuant to Section 13 or 15(d) of
      the Securities Exchange Act of 1934
 For the transition period from            to

                    Commission file number 1-8496

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

Securities registered pursuant to Section 12(b) of the Act:

                          Name of each exchange      Shares Outstanding
Title of each class       on which registered        as of March 1, 2004

Common Stock, par value   American Stock Exchange           5,691,717
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

Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes              No x
The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the most recently completed second fiscal quarter was $9,530,000.

Documents incorporated by reference:  Portions of the Proxy
Statement for the annual meeting of stockholders to be held on May 13, 2004 are incorporated by reference into Parts II and III.





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


                               PART II

 5.   Market for Company's Common Equity and Related Stockholder
      Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . 7
 7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations. . . . . . . . . . . . . . . . . . . 7
 7a.  Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . .11
 8.   Financial Statements and Supplementary Data. . . . . . . . . .12
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . .27
 9a.  Controls and Procedures. . . . . . . . . . . . . . . . . . . .27


                               PART III

10.   Directors and Executive Officers of the Company. . . . . . . .29
11.   Executive Compensation . . . . . . . . . . . . . . . . . . . .29
12.   Security Ownership of Certain Beneficial Owners and Management29
13.   Certain Relationships and Related Transactions . . . . . . . .29
14.   Principal Accountant Fees and Services . . . . . . . . . . . .29


                               PART IV

15.   Exhibits, Financial Statements,  Schedules and Reports on Form
8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29












McIAS is a trademark of Cognitronics Corporation.


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

 (c) (i) A description of the fields of voice processing in which the Company operates and its products are as follows:
Domestic Operations.   These products are sold directly to
telecommunication service providers, switch manufacturers, IP-based communications systems manufacturers, systems integrators, and value added resellers (VAR) who distribute the Company's products.

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

      Messaging Systems. CX Messaging Systems provide voice mail, unified messaging, and automated attendant functions to target markets. Capabilities include PSTN and IP interfaces, Voice XML scripting language, scalable from a few hundred to more than a million mailboxes, and may be configured for high availability and/or redundant performance.

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

       (iii) The Company has adequate sources for obtaining raw materials, components and supplies to meet production requirements and did not experience difficulty during 2003 in obtaining such materials, supplies and components.

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

      (vii) In 2003, revenues included sales of $2.8 million to Verizon Communications Inc. and $1.1 million to Siemens Carrier Networks LLC. The Company's European operations had sales of $3.0 million to British Telecommunications Plc in 2003. Over the past several years, a major portion of the revenues of the domestic operations has come from two or three large customers, and a significant portion of the revenues of the European operations has come from one customer. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

       (viii) The dollar amount of orders believed by the Company to be firm as of December 31, 2003 and 2002, amounted to $.2 million and $.4 million, respectively. Substantially all of the orders as of December 31, 2003, can reasonably be expected to be filled during 2004.

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

       (xi) Expenditures for research and development activities, as determined in accordance with generally accepted accounting principles, amounted to $2.6 million in 2003, $3.3 million in 2002 and $3.6 million in 2001. In addition, the estimated dollar amount spent on the improvement of existing products or techniques was $.1 million in 2003 and 2001.

       (xii) Material effects of compliance with Federal, State or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the
environment.     Inapplicable.

      (xiii) At December 31, 2003, the Company and its subsidiaries employed 70 people.

 (d) Sales to foreign customers primarily represent sales of Dacon Electronics Plc. (incorporated in the United Kingdom) of $5.1 million in 2003, $5.8 million in 2002 and $5.9 million in 2001. Additional information about foreign operations is included in Note N to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

      Further, there were export-type sales (primarily North America) of approximately $.1 million in 2003, 2002 and 2001. Export sales do not involve any greater business risks than do sales to domestic customers and, in certain instances, the Company obtains an irrevocable letter of credit or payment prior to shipment of products to the customer. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.


Item 2.   Properties

       The facilities of the Company and its subsidiaries are
located as follows:
                                                SQUARE   LEASE EXPIRATION
      LOCATION             DESCRIPTION           FEET          DATE
--------------------  ----------------------    ------   ----------------
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

Item 4.   Submission of Matters to a Vote of Security Holders

      Inapplicable.

                  Executive Officers of the Company

The executive officers of the Company, their positions with the Company and ages as of March 1, 2004 are as follows:

      NAME                  POSITION(S) AND OFFICE(S)               AGE
-----------------         -----------------------------             ---
Brian J. Kelley           President and Chief Executive              52
                          Officer; Director
Kenneth G. Brix           Vice President                             57
Harold F. Mayer           Secretary                                  74
Michael N. Keefe          Vice President                             48
Roy A. Strutt             Vice President                             47
Garrett Sullivan          Treasurer and Chief Financial              58
                          Officer
Emmanuel A. Zizzo         Vice President                             63

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

      Mr. Brix has been a Vice President of the Company since 1994 with responsibility for U.S. sales and marketing. Prior to that he held senior sales management positions from 1987 to 1994.

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

      Mr. Strutt has been a Vice President of the Company since 1994 with responsibility for European operations. Since 1992, he has been Managing Director of Dacon Electronics Plc, which was acquired by the Company in 1992.

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





                               PART II

Item 5.   Market for Company's Common Equity and Related Stockholder
Matters

 (a) and (b) Cognitronics' Common Stock is traded on the American Stock Exchange under the symbol CGN. On March 1, 2004, there were 557 stockholders of record; the Company estimates that the total number of beneficial owners was approximately 2,300. Information on quarterly stock prices is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

         (d) The equity compensation plan information set forth under the caption Equity Compensation Plan Information in the Proxy Statement for the annual meeting of stockholders to be held May 13, 2004 is incorporated herein by reference.

Item 6.  Selected Financial Data
                                      Year ended December 31,
                                  (in thousands except per share)
OPERATING RESULTS            2003      2002      2001      2000      1999
                             ----      ----      ----      ----      ----
Revenues                  $10,257   $11,299   $18,875   $31,836   $31,693
Net income (loss)          (3,550)   (6,444)   (1,805)    4,530     5,346
Net income (loss)
 per share
         Basic              $(.63)   $(1.18)    $(.33)     $.79      $.94
         Diluted             (.63)    (1.18)     (.33)      .74       .88

Weighted average number of
basic shares outstanding    5,615     5,438     5,417     5,754     5,670
Weighted average number of
diluted shares outstanding  5,615     5,438     5,417     6,092     6,048

FINANCIAL POSITION

Working capital           $14,143   $17,789   $22,754   $26,107   $24,130
Total assets               18,898    22,812    28,573    32,998    35,102
Stockholders' equity       14,224    17,334    23,598    26,988    25,729
Stockholders' equity
 per share                  $2.51     $3.12     $4.36     $4.85     $4.40
Cash dividends paid          None      None      None      None      None

Included in 2002 is an inventory provision of $951,000 ($.11 per basic and diluted share) and provisions for impairment of fixed assets of $275,000 ($.03 per basic and diluted share) and an increase in the deferred tax valuation allowance of $2,425,000 ($.44 per basic and diluted share).

Net (loss) in 2003 and 2002 did not include amortization of goodwill of $332,000 ($.05 per basic and diluted share). This expense was included in all other years presented.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors That May Affect Future Results

     The following information, including, without limitations, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements generally are characterized by the use of terms such as "believe," "expect" and "may." Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in forward-looking statements. Factors that might cause such a difference include:

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

       Given the uncertainties, the Company cautions readers not to place undue reliance on such statements.

Results

         The Company reported net losses of $3.5 million, $6.4 million and $1.8 million in 2003,2002 and 2001, respectively.

         In 2003, sales decreased $1 million (9%) from 2002. The sales of the Company's domestic operations declined $.4 million (8%). The decrease in sales was in both the direct and indirect channels with the exception of sales of CX4000 to a large domestic telecommunication service provider. Sales to this customer increased $1.2 million in 2003 from the prior year. The UK distributorship operation decreased $.6 million (10%) in 2003 from the prior year, in spite of a favorable foreign currency fluctuation of 8%. In addition, sales to its largest customer increased in 2003 from 2002. Decreases in sales to its other customers more than offset these improvements. The Company's backlog at December 31, 2003 was $.2 million versus $.4 million in 2002. In both 2003 and 2002, a major portion of the Company's domestic revenue came from two customers and a significant portion of the UK distributorship's revenue came from one customer. The loss of any of these customers would have a material adverse impact on the Company.

         In 2002, sales declined $7.6 million (40%) from 2001. The sales of the Company's domestic operations declined $7.4 million (57%). This decrease was primarily in the indirect channel and reflects significant reduction in capital spending by telecommunication companies. The UK distributorship operations' sales decreased $.1 million (2%).

         Consolidated gross margin was 41% in 2003, 28% in 2002 and 44% in 2001. Included in cost of products sold were inventory obsolescence charges of $.4 million in 2003, fixed asset impairment and inventory obsolescence charges of $1.2 million in 2002, and inventory obsolescence charges of $.5 million in 2001.

         Research and development decreased $.7 million (21%) in 2003 and $.3 million (9%) in 2002 from the prior year. The decrease in 2003 primarily reflects lower contract engineering services and lower personnel cost. The decrease in 2002 reflects lower material costs and recruiting expenses.

         Selling, general and administrative expense decreased $.1 million (1%) in 2003 and $1.2 million (16%) in 2002 from the prior year . The decrease in 2003 was due to a $.4 million (10%) decrease in the US operations primarily reflecting lower personnel costs offset by an increase of $.3 million (11%) in the UK primarily reflecting exchange rate variance. The decrease in 2002 was due to a $.4 million (10%) decrease in the US reflecting lower commissions and bonuses and a decrease of $.8 million (23%) in the UK reflecting personnel cost reductions.

         Other income of $1 million in 2003 includes a non-cash gain of $.8 million on the termination of the Company's postretirement health benefit plan. The remaining other income of $.2 million in 2003, $.2 million in 2002 and $.5 million in 2001 is primarily interest income. The decrease in 2002 from 2001 is primarily due to lower interest rates and lower average invested balances.

         The Company's effective tax rate for 2003 was (0.2%) versus 6% for 2002 and (30%) for 2001. Included in the 2002 tax expense is a $2,425,000 increase in the deferred tax valuation allowance.
Forming a conclusion that such an allowance is not needed is difficult when there is evidence such as cumulative losses in recent years. Included in the effective tax rate in 2001 is a favorable adjustment of $155,000 to the tax provision attributable to actual amounts differing from previously recorded estimates. The provision for income taxes is discussed in Note H to the Consolidated Financial Statements.

         The effect of inflation has not had a significant impact on the operating results of the Company over the past few years.
Technological advances and productivity improvements are continually being applied to reduce costs, thus reducing inflationary pressures on the operating results of the Company.

         Exchange rate changes will impact the reported dollar sales and cost of sales of the Company's UK distributorship operations.
In addition, at December 31, 2003, the Company's UK distributorship operations had net assets of $1.4 million, which would be impacted by changes in foreign exchange rates. However, the impact of such rate change would be reflected in the translation adjustment recorded in the equity section of the balance sheet. The Company does not hedge this foreign currency net asset exposure.

         Total rental expense amounted to $364,000 in 2003, $423,000 in 2002 and $472,000 in 2001. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2008 are approximately
$444,000, $425,000, $304,000, $182,000 and $152,000, respectively, and $0 thereafter.

Off-Balance Sheet Arrangements

         None.

Liquidity and Sources of Capital

         Net cash used by operations was $2.1 million in 2003, $2.0 million in 2002 and net cash provided by operations was $4.2 million in 2001. The use of cash by operations in 2003 and 2002 versus cash provided by operations in 2001 is reflective of the increase in net loss. Cash (used) provided by investing activities was $2.2 million in 2003, ($2.9) million in 2002 and $1.8 million in 2001. The Company had net sales of marketable securities of $2.4 million in 2003 and $3.0 million in 2001 versus net purchases of marketable securities of $2.0 million in 2002. There were purchases of property, plant and equipment and software of $.2 million, $.6 million and $.9 million in 2003, 2002 and 2001, respectively. Included in 2002 and 2001 were loans to officers, net of repayments, of $.3 million and $.4 million , respectively. Cash used by financing activities of $1.7 million in 2001 primarily relates to the repurchase of the Company's common stock.

      Working capital decreased to $14.1 million at December 31, 2003 from $17.8 million at December 31, 2002 and $22.8 million at December 31, 2001. The ratio of current assets to current liabilities was 5.4:1 at December 31, 2003 versus 6.8:1 at December 31, 2002 and 9.6:1 at December 31, 2001. The decreases in working capital in 2003 and 2002 from the prior year is due to the results of operations.

         The Company's contractual obligations are as follows (amounts in thousands):
                                          Payments due by period
                                       Less                     More
                                       Than 1   1 - 3   3 - 5   Than 5
      Contactual Obligation    Total   Year     Years   Years   Years
      ---------------------    -----   ------   -----   -----   ------
      Operating Leases        $1,503     $440    $729    $334       $0


         The Company anticipates making capital expenditures of approximately $.5 million, maintaining the current level of expenditures for research and development and may repurchase up to 253,792 shares of its Common Stock in 2004. Management believes that the cash and cash equivalents at December 31, 2003 and the cash flow, if any, from operations will be sufficient to meet its short-term and long-term needs.

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

      Inventories - Slow-moving and Obsolescence

       In 2003 and 2002, due to a prolonged slow-down in spending by telecommunication service providers, inventory turnover has slowed. The Company recorded charges of $.4 million and $1 million 2003 and 2002 to reduce its carrying value of inventory to the lower of cost or market. If future capital expenditures by telecommunication service providers do not increase or decrease further, additional charges may be required.

      Deferred Tax Assets

       As of December 31, 2003, the Company has a valuation allowance of $4.0 million for net deferred tax assets. In making such a determination, the Company considers its current and past performance, the market environment in which it operates, estimated future earnings, tax planning strategies and other factors. In the future, as these factors change, a change in the valuation reserve may be required.

      Pensions

       The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for
      Pensions" which requires that amounts recognized in financial statements be determined on an actuarial basis.

       The most significant element in determining the Company's pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets will be 6.5%. Over the long term, the Company's pension plan assets have earned in excess of 6.5%; therefore, the Company believes that its assumption of future returns of 6.5% is reasonable. The assumed long-term rate of return on assets is applied to the value of plan assets. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of gains (losses) are amortized to expense in accordance with SFAS No.
      87. The plan assets earned a rate of return in excess of the assumed rate of return in 2003 and less than the assumed rate of return in 2002.

      At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December
31, 2003, the Company used a rate of 6.25%. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.



Item 7.a  Market Risk

      The Company does not use derivative financial instruments. The Company's marketable securities consist of short-term and/or variable rate instruments and therefore a change in interest rates would not have a material impact on the value of these securities.

Item 8.  Financial Statements and Supplementary Data

                 QUARTERLY FINANCIAL DATA (UNAUDITED)
               (in thousands except per share amounts)
2003                     First      Second       Third     Fourth
                         -----      ------       -----     ------
Sales                   $2,496      $2,448      $3,498     $1,815
Gross profit               918         990       1,860        428
Net loss                (1,325)       (326)       (466)    (1,433)
Net loss per share:
      Basic              $(.24)      $(.06)      $(.08)     $(.25)
      Diluted             (.24)       (.06)       (.08)      (.25)

Common Stock price range:
      High               $2.95       $2.50       $2.45      $3.97
      Low                 1.41        1.30        1.85      $2.15

2002                     First      Second       Third     Fourth

Sales                   $3,142      $3,356      $2,378     $2,423
Gross profit             1,203       1,467         392        126
Net loss                  (813)       (616)     (1,251)    (3,764)
Net loss per share:
      Basic              $(.15)      $(.11)      $(.23)     $(.69)
      Diluted             (.15)       (.11)       (.23)      (.69)

Common Stock price range:
      High               $5.00       $3.65       $2.76      $2.75
      Low                 3.20        2.71        1.30       1.36

      The gross margin percentage for the fourth quarter of 2003 was 24% versus 45% for the first nine months of 2003 primarily due to lower volume and lower absorption of overhead. The gross margin percentage in the fourth quarter of 2002 was 5% versus 34% for the nine months ended September 30, 2002 primarily due to increased provisions for inventory obsolescence and provisions for fixed assets impairment.

      Included in the second quarter of 2003 was a non-cash gain of $834,000 due to the termination of the Company's postretirement health benefits plan.

      Included in the third quarter of 2003 was an expense of $220,000 for the estimated settlement of a rent dispute in the UK distributorship operations. Due to the satisfactory resolution of the company's claim against a third party, this amount was reversed in the fourth quarter.

      The effective tax rates for the fourth quarter of 2002 was 95% versus the estimated effective rate of (35.1%) for the first nine months of 2002. Included in the fourth quarter of 2002 tax provision is an increase in the deferred tax asset valuation allowance of $2,425,000.

      The above financial information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.
























                    Report of Independent Auditors

Stockholders and Board of Directors
Cognitronics Corporation

We have audited the consolidated balance sheet of Cognitronics Corporation and Subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Dacon PLC, a wholly owned subsidiary. Those financial statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dacon PLC, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognitronics Corporation as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




                                  /s/ CARLIN, CHARRON & ROSEN, LLP



Glastonbury, Connecticut
March 3, 2004












                    Report of Independent Auditors

Stockholders and Board of Directors
Cognitronics Corporation

We have audited the accompanying consolidated balance sheet of Cognitronics Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cognitronics Corporation and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, Cognitronics Corporation changed its method of accounting for goodwill and intangible assets, effective January 1, 2002.

                                              /s/ ERNST & YOUNG LLP

Stamford, Connecticut
March 7, 2003
















CONSOLIDATED BALANCE SHEETS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                          December 31,
                                                         2003     2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $ 2,877  $ 2,732
Marketable securities                                   5,956    8,387
Accounts receivable, less allowances of $63 and $68     1,183    2,038
Inventories                                             2,987    3,687
Tax recoverable                                         2,028    2,028
Other current assets, including loans to
 officers of $1,931 and $1,906                          2,312    1,982
                                                      -------  -------
       TOTAL CURRENT ASSETS                            17,343   20,854

PROPERTY, PLANT AND EQUIPMENT, net                      1,087    1,315
GOODWILL                                                  319      319
OTHER ASSETS, less amortization of $217 and $533          149      324
                                                      -------  -------
                                                      $18,898  $22,812
                                                      =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                      $   778  $   952
Accrued compensation and benefits                       1,297    1,252
Current maturities of debt                                          26
Other accrued expenses                                  1,125      835
                                                      -------  -------
       TOTAL CURRENT LIABILITIES                        3,200    3,065


OTHER NON-CURRENT LIABILITIES                           1,474    2,413


COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS' EQUITY
Common Stock, par value $.20 a share; authorized
 20,000,000 shares; issued 5,863,229 shares             1,173    1,173
Additional paid-in capital                             11,750   12,374
Retained earnings                                       3,419    6,969
Cumulative other comprehensive loss                       (98)    (298)
Unearned compensation                                    (509)    (512)
                                                      -------  -------
                                                       15,735   19,706
Less cost of 190,431 and 298,988 common shares
 in treasury                                           (1,511)  (2,372)
                                                      -------  -------
       TOTAL STOCKHOLDERS' EQUITY                      14,224   17,334
                                                      -------  -------
                                                      $18,898  $22,812
                                                      =======  =======


The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
                                               Year ended December 31,
                                             2003      2002      2001
                                             ----      ----      ----
SALES                                     $10,257   $11,299   $18,875
COSTS AND EXPENSES
 Cost of products sold                      6,061     8,111    10,656
 Research and development                   2,619     3,300     3,631
 Selling, general and administrative        6,071     6,153     7,325
 Amortization of goodwill                                         332
 Other (income) expense, net               (1,007)     (206)     (504)
                                          -------   -------   -------
                                           13,744    17,358    21,440
                                          -------   -------   -------
      Loss before income taxes             (3,487)   (6,059)   (2,565)
PROVISION (BENEFIT) FOR INCOME TAXES           63       385      (760)
                                          -------   -------   -------
NET LOSS                                   (3,550)   (6,444)   (1,805)

      Currency translation adjustment
       and minimum pension liability          200       (38)      (78)
                                          -------   -------   -------
COMPREHENSIVE LOSS                        $(3,350)  $(6,482)  $(1,883)
                                          =======   =======   =======
NET LOSS PER SHARE:
      Basic                                 $(.63)   $(1.18)    $(.33)
      Diluted                                (.63)    (1.18)     (.33)


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2001, 2002 and 2003
(dollars in thousands)

                                    Common Stock   Additional            Compre-   Unearned    Treasury
                                   Shares           Paid-In    Retained  hensive   Compensa-    Shares
                                   Issued  Amount   Capital    Earnings   (Loss)     tion       Amount
Balance at January 1, 2001      5,863,229  $1,173     $14,123   $15,218   $(182)      $(332)   $(3,012)
Shares issued pursuant to
      employee stock plans                               (799)                         (174)     1,386
Shares issued to directors                                 (2)                                       7
Repurchase of common shares                                                                     (1,925)
Currency translation adjustment                                              (1)
Minimum pension liability
   net of tax of $44                                                        (77)
Net loss                                                         (1,805)
                                ---------  ------     -------   -------   -----       -----    -------
Balance at December 31, 2001    5,863,229   1,173      13,322    13,413    (260)       (506)    (3,544)
Shares issued pursuant to
      employee stock plans                               (925)                           (6)     1,150
Shares issued to directors                                (23)                                      27
Repurchase of common shares                                                                         (5)
Currency translation adjustment                                             104
Minimum pension liability
   net of tax of $85                                                       (142)
Net loss                                                         (6,444)
                                ---------  ------     -------   -------   -----       -----    -------
Balance at December 31, 2002    5,863,229   1,173      12,374     6,969    (298)       (512)    (2,372)
Shares issued pursuant to
      employee stock plans                               (610)                            3        842
Shares issued to directors                                (14)                                      19
Currency translation adjustment                                             129
Minimum pension liability                                                    71
Net loss                                                         (3,550)
                                ---------  ------     -------    ------    ----       -----    -------
Balance at December 31, 2003    5,863,229  $1,173     $11,750    $3,419    $(98)      $(509)   $(1,511)
                                =========  ======     =======    ======    ====       =====    =======
        The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)

                                               Year ended  December 31,
                                                2003     2002     2001
                                                ----     ----     ----
OPERATING ACTIVITIES
 Net loss                                    $(3,550) $(6,444) $(1,805)
 Adjustments to reconcile net loss to net
 cash (used) provided by operating activities:
   Income tax expense (benefit)                   63      385     (760)
   Depreciation and amortization                 612      743      987
   Loss on disposition of assets                   9       36       13
   Shares issued as compensation                 228      219      206

     Net (increase) decrease in:
      Accounts receivable                        961       88    5,727
      Inventories                                778    2,063      876
      Other assets                              (329)     723       26

     Net increase (decrease) in:
      Accounts payable                          (255)      10     (695)
      Accrued compensation and benefits         (821)      14     (151)
      Other accrued expenses                     253      167     (116)
                                             -------  -------  -------
                                              (2,051)  (1,996)   4,308
            Income taxes paid                    (60)     (40)    (121)
                                             -------  -------  -------
            NET CASH (USED) PROVIDED BY
            OPERATING ACTIVITIES              (2,111)  (2,036)   4,187
                                             -------  -------  -------
INVESTING ACTIVITIES
 Purchase of marketable securities            (5,713) (16,071)  (5,500)
 Sale of marketable securities                 8,144   14,104    8,500
 Loans to officers, net                                  (341)    (357)
 Proceeds from disposition of assets                                14
 Additions to property, plant and equipment     (170)    (617)    (656)
 Purchase of software licenses                   (36)      (6)    (230)
                                             -------  -------  -------
            NET CASH (USED) PROVIDED BY
            INVESTING ACTIVITIES               2,225   (2,931)   1,771
                                             -------  -------  -------

FINANCING ACTIVITIES
 Principal payments on debt                      (26)     (46)     (52)
 Proceeds from debt                                                 34
 Shares issued pursuant to stock plans            10        5      213
 Shares repurchased for treasury,
  1,500 and 307,808                                        (5)  (1,926)
                                             -------  -------  -------
            NET CASH USED BY
            FINANCING ACTIVITIES                 (16)     (46)  (1,731)
                                             -------  -------  -------
EFFECT OF EXCHANGE RATE DIFFERENCES               47       14        5
                                             -------  -------  -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     145   (4,999)   4,232

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR  2,732    7,731    3,499
                                             -------  -------  -------
CASH AND CASH EQUIVALENTS - END OF YEAR       $2,877   $2,732   $7,731
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

Risks and Uncertainties. A major portion of the Company's domestic revenues is generated by sales to two customers, and a significant portion of its European distributorship revenue comes from one customer. The loss of any of these customers would have a material adverse impact on the Company. The Company's receivables are primarily from major, well-established companies in the telecommunications industry, and at December 31, 2003, two such companies accounted for 15% and 14%, respectively, of the Company's accounts receivable. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well established with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

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

Cash and Cash Equivalents. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2003, essentially all of the Company's cash and cash equivalent balances were with two financial institutions.

Marketable Securities. Marketable securities are classified as available for sale and are reported at fair value which approximates amortized cost. They are comprised of investments in municipal bond funds and high grade corporate debt and equity securities. The maturities are short term or have reset provisions.

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

If the Company had elected to recognize compensation expense for the 1990 Stock Option Plan and the 1967 Stock Purchase Plan based on the fair value at the grant date , consistent with the method presented by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", as amended, the pro forma net loss and net loss per share would be as follows (in thousands except per share information):
                                               2003      2002      2001
                                               ----      ----      ----
 Net loss       As reported                 $(3,550)  $(6,444)  $(1,805)
                Stock-based
                 Compensation Expense           389       331       642
                                            -------   -------    ------
                Pro forma                   $(3,939)  $(6,775)  $(2,447)
                                            =======   =======   =======
 Net loss per share
                As reported     Basic         $(.63)   $(1.18)    $(.33)
                                              =====    ======     =====
                                Diluted       $(.63)   $(1.18)    $(.33)
                                              =====    ======     =====
                As reported     Basic         $(.70)   $(1.25)    $(.45)
                                              =====    ======     =====
                                Diluted       $(.70)   $(1.25)    $(.45)
                                              =====    ======     =====

The estimated weighted average fair value per share of stock options granted were $1.49, $1.01 and $5.07 for 2003,2002 and 2001, respectively. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 2.2%, 2.28% and 4.75%; no dividend yields; volatility factors of the expected market price of the Company's common stock of .67 in 2003, .61 in 2002 and.70 in 2001; and a weighted average expected life of the option of 7.5 years in 2003, 2002 and 2001 for the Option Plan and 5 years for the Directors' Option Plan.

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

Income (Loss) Per Share. In computing basic earnings (loss) per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. The shares used in both the basic and diluted earnings per share calculations were 5,614,825, 5,438,126 and 5,416,729 for 2003, 2002 and 2001, respectively.

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

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer amortized, rather it is subject to a periodic impairment test based on its fair value. The Company performed the transitional goodwill impairment test (as of January 1, 2002) and the annual impairment test for the following years at December 31 on the applicable reporting unit. As the estimated fair value of this reporting unit exceeded its net book value including goodwill, no impairment charge was recognized. If SFAS No.142 was effective as of January 1, 2001, then, for 2001, the reported net loss of $(1,805,000) would have decreased by $305,000 to $(1,500,000), adjusted for the exclusion of goodwill amortization, net of tax effect. Reported basic and diluted loss per share of $(.33) would have decreased by $.05 to ($.28) per share.

New Accounting Standards. The Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) Nos. 146, "Accounting for Costs Associated with Exit or Disposal Activities", 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The FASB also issued Interpretations 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and 46 "Consolidation of Variable Interest Entities". The Company is not impacted by these Statements and Interpretations and does not expect their implementation to have a material impact on the company's consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106" which requires additional disclosures about the assets, obligations, cash flows and net periodic pension cost of defined benefit pension plans and other defined postretirement benefit plans. The Company adopted the disclosure requirements under the SFAS No. 132 (revised 2003) for the fiscal year ended December 31, 2003.

NOTE B.  MARKETABLE SECURITIES (IN THOUSANDS):

The following table summarizes the Company's marketable securities.
                                                          2003    2002
                                                          ----    ----
Corporate and municipal bonds and auction
 rate preferred stock                                   $5,956  $7,699
Medium and short term notes                                        688
                                                        ------  ------
                                                        $5,956  $8,387
                                                        ======  ======


NOTE C. VALUATION AND QUALIFYING ACCOUNTS

The allowance for doubtful accounts was increased by $10,000, $87,000 and $250,000 in 2003, 2002 and 2001, respectively, by charges to costs and expenses. The Company wrote off uncollectible accounts, net of recoveries, of $15,000, $213,000 and $109,000 in 2003, 2002 and 2001, respectively.

NOTE D.  INVENTORIES (IN THOUSANDS):
                                                          2003    2002
                                                          ----    ----
Finished and in process                                 $2,172  $2,273
Materials and purchased parts                              815   1,414
                                                        ------  ------
                                                        $2,987  $3,687
                                                        ======  ======

NOTE E.  PROPERTY, PLANT AND EQUIPMENT, NET (IN THOUSANDS):
                                                          2003    2002
                                                          ----    ----
Machinery and equipment                                 $2,476  $2,279
Furniture and fixtures                                   2,131   2,220
                                                         -----  ------
                                                         4,607   4,499
Less allowances for depreciation                         3,520   3,184
                                                         -----  ------
                                                        $1,087  $1,315
                                                        ======  ======

Due to the continuing downturn in the domestic telecommunication equipment market, the Company recorded in 2002, based on estimated cash flows, a provision of $275,000 for the impairment of certain demonstration and test equipment.

NOTE F.  OTHER NON-CURRENT LIABILITIES (IN THOUSANDS):
                                                          2003    2002
                                                          ----    ----
Accrued officers' supplemental pension                  $  419  $  466
Accrued deferred compensation                              232     254
Deferred directors' fees                                   411     332
Accrued pension                                            664     777
Accrued postretirement benefit                              11     856
                                                        ------  ------
                                                         1,737   2,685
Less current portion                                       263     272
                                                        ------  ------
                                                        $1,474  $2,413
                                                        ======  ======

NOTE G.  DEBT AND CREDIT ARRANGEMENTS

Dacon Electronics Plc's, a foreign subsidiary, bank line of credit expired in 2003. During 2003 and 2002, no amounts were borrowed under this facility.

                                                                  2002
                                                                  ----
Installment finance agreements, interest at 8% to 11% per
           annum expiring through 2003                             $26
           Less current maturities of debt                          26
                                                                   ---
                                                                   $ 0
                                                                   ===

Interest of $11,000, $19,000 and $19,000 was paid in 2003, 2002 and
2001, respectively.

NOTE H.  INCOME TAXES

At December 31, 2002, consolidated retained earnings included approximately $.4 million of retained earnings applicable to Dacon Electronics Plc. If the undistributed earnings were remitted, any resulting federal tax would be substantially reduced by foreign tax credits.

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):

                                                  2003    2002    2001
                                                  ----    ----    ----
Current:
      Federal                                     $    $(1,714)  $(452)
      Foreign
      State                                         63      88      62
                                                  ---- -------   -----
       Total current                                63  (1,626)   (390)
                                                  ---- -------   -----

Deferred:
      Federal                                            1,817    (330)
      State                                                194     (40)
                                                  ---- -------   -----
       Total deferred                                0   2,011    (370)
                                                  ---- -------   -----
                                                  $ 63 $   385   $(760)
                                                  ==== =======   =====

The provision (benefit) for 2001 reflects a favorable adjustments to the tax provision of $155,000 attributable to actual amounts differing from previously recorded estimates.

Domestic and foreign pretax income (loss) for the years ended
December 31 are as follows (in thousands):
                                                 2003     2002     2001
                                                 ----     ----     ----
Domestic operations                           $(3,482) $(5,978) $(1,609)
Foreign operations                                (68)     (81)    (956)
                                              -------  -------  -------
                                              $(3,550) $(6,059) $(2,565)
                                              =======  =======  =======

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows (in thousands):
                                                        2003        2002
                                                        ----        ----
Deferred tax liabilities                              $   85      $   78
                                                      ------      ------

Deferred tax assets:
      Inventory valuation                              1,026         906
      Accrued liabilities and employee benefits          934         856
      Accrued deferred compensation                      233         260
      Other postretirement benefits                        4         319
      Federal operating loss carryforward
       expiring in 2019                                1,257
      Separate return federal operating loss
       carryforwards expiring in 2008 and 2009           445         445
      Other                                              207         162
                                                      ------      ------
       Total deferred tax assets                       4,106       2,948
      Valuation allowance                             (4,021)     (2,870)
                                                      ------      ------
                                                          85          78
                                                      ------      ------
            Net deferred tax assets                   $    0      $    0
                                                      ======      ======

Valuation allowances of $1,151,000 and $2,425,000 have been charged to tax expense in 2003 and 2002, respectively, as the Company cannot determine that the ultimate realization of its net deferred tax asset is more likely than not. Included in other accrued expenses at December 31, 2003 and 2002 was $441,000 related to prior years' tax expenses.

A reconciliation of the statutory federal income tax rate to the effective tax rate on income (loss) for the years ended December 31, is as follows:

                                                  2003    2002    2001
                                                  ----    ----    ----

Statutory federal income tax rate                (34.0)% (34.0)% (34.0)%

State income taxes, net of federal tax benefit     1.8     0.6     0.5
Lower foreign tax rate                             0.7     0.5     8.3
Nontaxable interest income                                (0.3)   (2.9)
Goodwill amortization                             (0.8)   (0.4)    3.4
Tax adjustment                                                    (6.0)
Valuation allowance                               33.2    40.0
Other                                              0.9             0.7
                                                  ----    ----    ----
                                                   1.8%    6.4%  (30.0)%

NOTE I.  OTHER (INCOME) EXPENSE, NET (IN THOUSANDS):

                                                Year Ended December 31,
                                                  2003    2002    2001
                                                  ----    ----    ----
Interest expense                               $    26   $  36   $  55
Interest income                                   (184)   (242)   (559)
Settlement gain in plan termination               (849)
                                               -------   -----   -----
                                               $(1,007)  $(206)  $(504)
                                               =======   =====   =====

NOTE J. COMMITMENTS AND CONTINGENCIES

Leases. Total rental expense amounted to $364,000 in 2003, $423,000 in 2002 and $472,000 in 2001. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2008 are approximately
$444,000, $425,000, $304,000, $182,000 and $152,000, respectively, and $0 thereafter.

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
                                                  2003    2002    2001
                                                  ----    ----    ----
Interest cost on projected benefit obligation     $106    $120    $116
Actual (return)/loss on plan assets               (109)     99      99
Net amortization and deferral                       63    (167)   (184)
Settlement loss                                     58
                                                  ----    ----    ----
      Net periodic pension cost                   $118    $ 52    $ 31
                                                  ====    ====    ====

The following table sets forth the plan's funded status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                          2003    2002
                                                          ----    ----
Projected benefit obligation for services rendered
 to date
  Beginning of year                                     $1,737  $1,667
      Loss (gain) due to change in estimates                50      61
      Interest cost                                        106     120
      Less benefits paid                                  (404)   (111)
                                                        ------  ------
  End of year                                            1,489   1,737
                                                        ------  ------

Plan assets at fair value
  Beginning of year                                        960   1,009
      Actual return on plan assets                         109     (99)
      Contribution                                         160     160
      Less benefits paid                                  (404)   (110)
                                                        ------  ------
  End of year                                              825     960
                                                        ------  ------
Plan assets less than projected benefit obligation        (664)   (777)
Unrecognized net loss (gain)                               277     348
Minimum pension liability adjustment                      (277)   (348)
                                                        ------  ------
Accrued pension liability (included in other
 non-current liabilities)                               $ (664) $ (777)
                                                        ======  ======

The discount rates used in determining the projected benefit obligation were 6.25% in 2003 and 6.75% in 2002 . The expected long-term rate of return on plan assets used in determining the net periodic pension cost was 6.5% in 2003 and 7% in 2002. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual assets categories and economic and other indicators of future performance. The Company may also consult with other professionals in developing expected returns. The plan's weighted-average asset allocation at December 31, 2003 and 2002 and target allocation for 2004 by asset category, are as follows:

       Asset Category                    2004 Target
       --------------                    Allocation     2003    2002
                                         -----------    ----    ----
Equity Securities                         45-60%          60%     39%
Debt Securities                           30-45%          33%     41%
Cash and cash equivalents                  5-15%           7%     20%

The Company intends to contribute $143,000 in 2004 to this plan.

401(k) Retirement Plan. The Company has a defined contribution plan covering substantially all domestic employees. The Company's contribution, until June of 2003 was based upon the participants' contributions. In June of 2003, the Company suspended its contribution. The expense was $23,000, $52,000 and $54,000 in 2003, 2002 and 2001, respectively.

Officers' Supplemental Pension Plan. The Company has an unfunded, noncontributory defined benefit pension plan covering certain retired officers.

The components of net pension cost of the plan for the years ended December 31 are as follows (in thousands):
                                                  2003    2002    2001
                                                  ----    ----    ----
Interest cost on projected benefit obligation      $24     $27     $30
Amortization of actuarial gains                     (3)     (3)     (3)
                                                   ---     ---     ---
     Net periodic pension cost                     $21     $24     $27
                                                   ===     ===     ===

The following table sets forth the plan's status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                          2003    2002
                                                          ----    ----
Projected benefit obligations
  Balance at beginning of period                          $391    $433
      Interest expense                                      24      27
      Less benefits paid                                   (68)    (69)
                                                          ----    ----
  Balance at end of period                                 347     391
Unrecognized net gain                                       72      75
                                                          ----    ----
Accrued pension liability (included in other
 non-current liabilities)                                 $419    $466
                                                          ====    ====
The discount rate used in determining the projected benefit obligation was 6.75% for all years presented. All participants are retired and receiving benefits under the Plan and therefore future increases in compensation are not applicable.

The Company expects to contribute $69,000 in 2004 to this plan.

Other Postretirement Benefit Plans. In addition to the Company's pension plans, the Company has a contributory, unfunded defined benefit plan providing certain health care benefits for domestic employees who retired prior to March 31, 1996. In 2003 the Company terminated this plan effective December 31, 2003. The assumed rate of increase in the per capita cost of covered benefits used for 2002
was 9.0% decreasing to 5% after 8 years.    The weighted average
discount rates used in determining the net periodic postretirement benefit cost and accumulated benefit obligation was 6.75% in 2002.

The following sets forth the plan's status and accrued postretirement benefit liability recognized in the Company's
Consolidated Balance Sheets at December 31 (in thousands):

                                                                   2002
                                                                   ----
Actuarial present value of accumulated postretirement benefit obligation:
  Balance at beginning of period                                   $657
      Interest cost                                                  47
      Actuarial (gain)/loss                                           8
      Benefits paid, net                                            (23)
                                                                   ----
                                                                    689
Unrecognized net gain                                               167
                                                                   ----
Accrued postretirement benefit liability (included in other
non-current liabilities)                                           $856
                                                                   ====

The components of postretirement benefit cost for the years ended
December 31, are as follows (in thousands):

                                                  2003    2002    2001
                                                  ----    ----    ----
      Interest cost                              $  45     $47     $47
      Net amortization                              (9)    (11)    (11)
      Settlement gain                             (849)
                                                 -----     ---     ---
       Net periodic cost                         $(813)    $36     $36
                                                 =====     ===     ===

The net benefits paid were $32,000, $23,000 and $18,000 for 2003, 2002 and 2001, respectively.

Deferred Compensation. At December 31, 2003 and 2002, the liability relating to a deferred compensation arrangement between the Company and a former director and officer of the Company was $232,000 and $254,000, respectively. The Company expects to make payments in 2004 totaling $40,000 under this contract.

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

The Company also has the 1967 Employee Stock Purchase Plan which provides for the grant to purchase shares at 85% of the fair market value of the stock on the date offered. Generally, rights to purchase shares under this plan expire 12 months (maximum 27 months) after the date of grant. For each of the three years in the period ended December 31, 2003, no grants were granted, exercised or cancelled. At December 31, 2003, there were no grants outstanding and there were 52,478 shares available for future grant.

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

Share information pertaining to these plans is as follows:
                                      1990    Restricted   Directors'
                                     Option     Stock        Option
                                      Plan      Plan          Plan
                                     ------   ----------   ----------

Outstanding at January 1, 2001      694,876       67,040       47,000
      Granted                       248,500       76,500       18,250
      Cancelled or expired           (2,302)
      Vested                                    (12,330)
      Exercised                     (85,024)
                                  ---------      -------      -------
Outstanding at December 31, 2001    856,050      131,210       65,250
      Granted                       315,500      145,000       51,000
      Cancelled or expired         (131,225)                  (15,000)
      Vested                                     (17,530)
      Exercised
                                  ---------      -------      -------
Outstanding at December 31, 2002  1,040,325      258,680      101,250
      Granted                       248,500      103,187       36,000
      Cancelled or expired         (151,225)                  (12,000)
      Vested                                     (32,830)
      Exercised                      (3,000)
                                  ---------      -------      -------
Outstanding at December 31, 2003  1,134,600      329,037      125,250
                                  =========      =======      =======
Available for future grant            3,797            0       62,250
                                  =========      =======      =======





The exercise price for options granted in 2001 was $5.00, for options granted in 2002 was $1.55 and for options granted in 2003 was $2.20. The weighted average exercise price for the options outstanding under the Option Plan is $4.67 with expiration dates ranging from 2004 to 2012. Options were exercised under the Option Plan at weighted average exercise prices of $2.46 and $1.55in 2001 and 2003, respectively. Shares exercisable under the Option Plan and weighted average exercise price at December 31, 2001, 2002 and 2003 were 622,903 and $6.82, 580,892 and $7.32 and 681,764 and $6.53,
respectively. The weighted average remaining lives for options outstanding at December 31, 2001, 2002 and 2003 were 5.4, 6.6 and
7.3 years, respectively.

Under the Restricted Stock Plan compensation expense was $228,000, $220,000 and $206,000 in 2003, 2002 and 2001, respectively.

The exercise price for options granted under the Directors' Stock Option Plan in 2001 ranged from $5.35 to $6.10, for options granted in 2002 ranged from $1.45 to $2.00 and for options granted in 2003 was $2.11. The weighted average exercise price for the options outstanding under the plan is $4.15 with expiration dates ranging from 2004 to 2013. No options have been exercised. Shares exercisable at December 31, 2001, 2002 and 2003 were 47,000, 62,250 and 101,250, respectively. The weighted average remaining lives for options outstanding at December 31, 2001, 2002 and 2003 were 4.6,
7.0 and 7.6 years, respectively.

NOTE L.  CUMULATIVE OTHER COMPREHENSIVE LOSS

Cumulative other comprehensive loss consists of the following at December 31 (in thousands):
                                                          2003    2002
                                                          ----    ----
Cumulative translation adjustment                         $ 50   $ (79)
Minimum pension liability net of tax of $129 and $129     (148)   (219)
                                                          ----   -----
                                                          $(98)  $(298)
                                                          ====   =====

NOTE M.  RELATED PARTY TRANSACTIONS

The Company has advanced amounts to officers primarily for personal income taxes related to various stock option plans. The amounts outstanding at December 31, 2003 and 2002 of $1,931,000 and $1,906,000 include interest accrued on the advances. This indebtedness bears interest at rates approximating market rates and is payable upon demand.

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

                                                 2003     2002     2001
                                                 ----     ----     ----
Net sales
      United States                           $ 5,096  $ 5,536  $12,977
      Europe                                    5,161    5,763    5,898
                                              -------  -------  -------
                                              $10,257  $11,299  $18,875
                                              =======  =======  =======
Operating profit (loss)
      United States                           $(3,047) $(5,115) $  (813)
      Europe                                      (68)     (75)    (950)
           Intercompany eliminations               11       19       23
                                              -------  -------  -------
                                               (3,104)  (5,171)  (1,740)
General corporate expenses                      1,390    1,094    1,329
Other (income) expense, net                    (1,007)    (206)    (504)
                                              -------  -------  -------
Income (loss) before income taxes             $(3,487) $(6,059) $(2,565)
                                              =======  =======  =======
Total assets
      United States                           $16,035  $20,164  $26,153
      Europe                                    2,856    2,655    2,444
           Intercompany eliminations                        (7)     (24)
                                              -------  -------  -------
                                              $18,891  $22,812  $28,573
                                              =======  =======  =======
Long-lived assets
      United States                           $ 1,153  $ 1,485  $ 1,788
      Europe                                      395      473      600
           Intercompany eliminations                                (16)
                                              -------  -------  -------
                                              $ 1,548  $ 1,958  $ 2,372
                                              =======  =======  =======

Expenditures for long-lived assets
      United States                           $   180  $   570  $   756
      Europe                                       26       53      130
                                              -------  -------  -------
                                              $   206  $   623  $   886
                                              =======  =======  =======

Depreciation and amortization
      United States                           $   502  $   588  $   504
      Europe                                      110      165      490
           Intercompany eliminations                       (10)      (7)
                                              -------  -------  -------
                                              $   612  $   743  $   987
                                              =======  =======  =======

Gross profit margin on intercompany transfers are comparable to sales to third parties. The United States operations had net sales of $1.1 million, $1.4 million and $7.5 million in 2003, 2002 and 2001, respectively, to one major customer and sales of $2.8 million, $1.6 million and $1.9 million in 2003, 2002 and 2001 to another major customer. The European operations had sales of $3.0 million, $2.2 million and $2.8 million in 2003, 2002 and 2001, respectively, to one customer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

Item 9a.  Controls and Procedures

Quarterly Evaluation. The Company's management carried out an evaluation as of December 31, 2003 of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which the Company refers to as the Company's disclosure controls. This evaluation was done under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require that the Company present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls as of the end of the period covered by this annual report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of "Certification" of the Company's Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K is the information concerning the evaluation referred to in the
Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to Company management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

        pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management or the Company's Board; and

        provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the Company's financial statements.

Limitations on the Effectiveness of Controls. Management, including the Company's Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003 and subject to the limitations noted above, the Company's disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Company's Chief Executive Officer and Chief Financial Officer.

During the three months ended December 31, 2003, there were no significant changes in the Company's internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company's internal control for financial reporting.


                               PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information appearing under the captions "Information Concerning Nominees", "Qualification of Audit Committee Members", "Code of Ethics", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the annual meeting of stockholders to be held on May 13, 2004 is incorporated herein by reference.

      The identification of the executive officers of the Company and their positions with the Company and ages as of March 1, 2004 is set forth under the caption Executive Officers of the Company in
Part I of this Annual Report on form 10-K.

Item 11.   Executive Compensation

       The information on executive compensation set forth under the caption Executive Compensation in the Proxy Statement for the annual meeting of stockholders to be held on May13, 2004 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management

       (a) and (b) Security ownership of certain beneficial owners and management set forth under the caption Security Ownership in the Proxy Statement for the annual meeting of stockholders to be held on May 13, 2004 is incorporated herein by reference.

       (c) Changes in Control.  None.

Item 13.   Certain Relationships and Related Transactions

       The information on certain relationships and related transactions set forth under the caption Certain Relationships and Related Transactions in the Proxy Statement for the annual meeting of stockholders to be held on May 13, 2004 is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

       The information on fees charged by the principal account set forth under the caption Independent Auditors' Fees in the Proxy
Statement for the annual meeting of stockholders to be held on May 13, 2004 is incorporated herein by reference.

                               PART IV

Item 15.   Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

 (a)(1) and (2) and (d) The response to this portion of Item 15 is submitted as a separate section beginning on page 31 of this Annual Report on Form 10-K.

 (a)(3) and (c) The response to this portion of Item 15 is submitted as a separate section beginning on page 31 of this Annual Report on Form 10-K.

 (b) There were two reports filed on Form 8-K during the fourth quarter of 2003. On November 14, 2003, the Company filed a current report on Form 8-K pursuant to Item 9 (Regulation F Disclosures) to furnish a press release reporting results of the third quarter of 2003. On November19, 2003, the Company filed a current report on Form 8-K pursuant to Item 4 (Change of Registrant's Certifying Accountants) to notify the Commission of the change in certifying accountants.


                              SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

         COGNITRONICS CORPORATION
               Registrant

         by    /s/   Garrett Sullivan
              Garrett Sullivan
              Treasurer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March
29, 2004.


 Signature                                                 Title

Chief Executive Officer:


 /s/ Brian J. Kelley
 -------------------                              President and Chief
      Brian J. Kelley                             Executive Officer


Chief Financial and Accounting Officer:


 /s/ Garrett Sullivan
---------------------                             Treasurer
      Garrett Sullivan


A Majority of the Board of Directors:


 /s/ John T. Connors
--------------------                              Director
      John T. Connors


 /s/ Jack Meehan
----------------                                  Director
      Jack Meehan



 /s/ William A. Merritt
-----------------------                           Director
      William A. Merritt


 /s/ William J. Stuart
----------------------                            Director
      William J. Stuart



Form 10-K -- Item 15 (a) (1) and (2) and (d)

 (a)     (1)  Financial Statements

The following financial statements of the Company are included in
Item 8.

Financial Statements Covered by Reports of Independent Auditors:  PAGE

Reports of Independent Auditors  . . . . . . . . . . . . . . . . . .13

Consolidated Balance Sheets, December 31, 2003 and 2002. . . . . . .15

Consolidated Statements of Operations and Comprehensive Income
(Loss) for each of the three years in the period ended
   December 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . .16

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2003. . . . . . . . . .16

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003. . . . . . . . . . . . . . . .17

Notes to Consolidated Financial Statements . . . . . . . . . . . . .18


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

Exhibit

3.10     By-laws of the Company (Exhibit 3.9 to Annual Report on
         Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

4. Specimen Certificate for Common Stock (Exhibit 4-1 to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).

10.1     1990 Stock Option Plan, as amended (Exhibit 10.1 to
         Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).

10.2 Lease, dated April 30, 1993, between The Danbury Industrial Corporation, landlord, and Cognitronics Corporation, tenant (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.3 Lease amendment, dated as of January 27, 2003, between the Danbury Industrial Corporation and Cognitronics Corporation (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

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

10.6     Cognitronics Corporation Restricted Stock Plan (Exhibit
         10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).

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

10.9 The Directors' Stock Option Plan, as amended (Exhibit 10.3 to Quarterly Report on form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).

21. List of subsidiaries of the Company as of December 31, 2003 (attached as Exhibit 21 to this Annual Report on Form 10-K).

23.1     Consent of Independent Auditors, dated March 29, 2004
         (attached as Exhibit 23 to this Annual Report on Form 10-K).

23.2 Consent of former Independent Auditors dated March 29, 2004 (attached as Exhibit 23.2 to this Annual Report on Form 10-K).

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached as exhibit 31.1 to this Annual Report on Form 10-K).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached as exhibit 31.2 to this Annual Report on Form 10-K).

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached as exhibit 32.1 to this Annual Report on Form 10-K).

32.2     Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached as exhibit 32.1 to this Annual Report on Form 10-K).








 Copies of the Exhibits to this Annual Report on Form 10-K are available upon written request to the Secretary of the Company at 3 Corporate Drive, Danbury, CT 06810-4130 and payment of $35.00 for a complete set of the Exhibits or $.25 per page for any part thereof (minimum $5.00).