Form 10-Q
period 2004-03-31
COGNITRONICS CORP
filed 2004-05-17
CIK 21438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

                                  or

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


                            (203) 830-3400
         (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.                  Yes    x        No


        Indicate by check mark whether the registrant is an
accelerated filer (as defined in 12b-2 of the Exchange Act).
                                       Yes             No   x


        The Registrant has 5,692,717 shares of Common Stock, $.20 par value per share outstanding at March 31, 2004.
Part I, Item 1.











                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            March 31,       December 31,
                                              2004              2003
                                            ---------       ------------
                                           (Unaudited)          (Note)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 4,296           $ 2,877
  Marketable securities                       4,628             5,956
  Accounts receivable, net                    1,748             1,183
  Inventories                                 3,024             2,987
  Tax recoverable                                               2,028
  Other current assets including loans
    to officers of $1,940 and $1,931          2,668             2,312
                                            -------           -------
      TOTAL CURRENT ASSETS                   16,364            17,343

PROPERTY, PLANT AND EQUIPMENT, NET            1,053             1,087
GOODWILL                                        319               319
OTHER ASSETS                                    125               149
                                            -------           -------
                                            $17,861           $18,898
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,283           $   778
  Accrued compensation and benefits           1,385             1,297
  Other accrued expenses                        778             1,125
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,446             3,200

NON-CURRENT LIABILITIES                       1,310             1,474

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a share,
    authorized 20,000,000 shares;
    issued 5,863,229 shares                   1,173             1,173
  Additional paid-in capital                 11,678            11,750
  Retained earnings                           2,068             3,419
  Accumulative other comprehensive loss         (10)              (98)
  Unearned compensation                        (451)             (509)
                                            -------           -------
                                             14,458            15,735
  Less cost of 170,512 and 190,431
   common shares in treasury                  1,353             1,511
                                            -------           -------
     TOTAL STOCKHOLDERS' EQUITY              13,105            14,224
                                            -------           -------
                                            $17,861           $18,898
                                            =======           =======


See Note to Condensed Consolidated Financial Statements.




                  COGNITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME(LOSS) (UNAUDITED)
               (dollars in thousands except per share amounts)


                                                Three Months Ended
                                                     March 31,
                                                  2004        2003
                                                  ----        ----

SALES                                          $ 2,261     $ 2,496

COST AND EXPENSES:
  Cost of products sold                          1,513       1,578
  Research and development                         595         673
  Selling, general and
     administrative                              1,520       1,609
  Other (income)expense, net                       (31)        (39)
                                                ------      ------
                                                 3,597       3,821
                                                ------      ------
  Loss before income taxes                      (1,336)     (1,325)
PROVISION FOR INCOME TAXES                          15
                                                ------      ------
NET LOSS                                        (1,351)     (1,325)
Currency translation adjustment                     88          17
                                               -------     -------
COMPREHENSIVE LOSS                             $(1,263)    $(1,308)
                                               =======     =======
NET LOSS PER SHARE:

  Basic                                         $(.24)       $(.24)
                                                =====        =====
  Diluted                                       $(.24)       $(.24)
                                                =====        =====
Weighted average number of
   shares outstanding:

  Basic                                       5,707,198    5,509,494
                                              =========    =========
  Diluted                                     5,707,198    5,509,494
                                              =========    =========













See Note to Condensed Consolidated Financial Statements.








                  COGNITRONICS CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                 Three Months Ended
                                                       March 31,
                                                2004            2003
                                                ----            ----
NET CASH PROVIDED(USED) BY
   OPERATING ACTIVITIES                        $  144         $(1,129)
                                               ------         -------
INVESTING ACTIVITIES
  Purchase of marketable securities            (1,529)           (800)
  Sales of marketable securities                2,810           1,433
  Additions to property, plant and
    equipment, net                                (50)            (19)
                                               ------         -------
   NET CASH PROVIDED BY
      INVESTING ACTIVITIES                      1,231             614
                                               ------         -------
FINANCING ACTIVITIES
Shares issued pursuant to
    employee stock plans                            2
Principal payments on debt                                        (23)
                                               ------         -------
    NET CASH PROVIDED(USED) BY
      FINANCING ACTIVITIES                          2             (23)
                                               ------         -------

EFFECT OF EXCHANGE RATE DIFFERENCES                42               4
                                               ------         -------
INCREASE(DECREASE)IN CASH AND
  CASH EQUIVALENTS                              1,419            (534)
CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                    2,877           2,732
                                               ------         -------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $4,296         $ 2,198
                                               ======         =======


INCOME TAXES PAID                              $   81         $     0
                                               ======         =======

INTEREST PAID                                  $    1         $     4
                                               ======         =======








See Note to Condensed Consolidated Financial Statements.







       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                March 31, 2004

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Inventories (in thousands):
                                        March 31,          December 31,
                                          2004                2003
                                          ----                ----
Finished and in process                  $2,158              $2,172
Materials and purchased parts               866                 815
                                         ------              ------
                                         $3,024              $2,987
                                         ======              ======

Non-Current Liabilities (in thousands):

                                        March 31,          December 31,
                                          2004                2003
                                          ----                ----
Accrued supplemental pension plan        $  408              $  419
Accrued deferred compensation               227                 232
Deferred directors' fees                    343                 411
Accrued pension expense                     608                 664
Accrued post-retirement benefits              4                  11
                                         ------              ------
                                          1,590               1,737
     Less current portion                   280                 263
                                         ------              ------
                                         $1,310              $1,474
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

                                                 Three Months Ended
                                                      March 31,

                                                  2004         2003

Net loss as reported                           $(1,351)      $(1,325)

Add: Total stock-based employee
  compensation expense determined
  under fair valuation method
  with no tax benefit.                            (133)         (110)
                                               -------       -------
     Pro forma                                 $(1,484)      $(1,435)
                                               =======       =======
Net loss per share
     As reported   Basic                         $(.24)        $(.24)
                   Diluted                       $(.24)        $(.24)
     Pro forma     Basic                         $(.26)        $(.26)
                   Diluted                       $(.26)        $(.26)

There were no options granted in the periods ended March 31, 2004 and 2003.


Pension Plan

The Company and its domestic subsidiaries have a defined benefit pension plan. No additional service cost benefits were earned subsequent to June 30, 1994. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

The components of net periodic benefit cost of the plan for the three months ended March 31 are as follows (in thousands):

                                                  2004         2003
                                                  ----         ----
Interest cost on projected
  benefit obligation                               $23          $29
Expected return on plan assets                     (13)         (16)
Amortization of net loss                             3            4
                                                   ---          ---
     Net periodic pension cost                     $13          $17
                                                   ===          ===

The Company expects the funding requirement to be $237,000 in 2004 of which $69,000 was funded during the current interim period.





Operations by Industry Segments and Geographic Areas:
                                                 Three Months Ended
                                                      March 31,
                                                  2004         2003
                                                  ----         ----
Net Sales
  United States                                 $   431      $   680
  Europe                                          1,830        1,816
                                                -------      -------
                                                $ 2,261      $ 2,496
                                                =======      =======
Operating Profit(loss)
  United States                                 $(1,213)     $(1,210)
  Europe                                            184          189
                                                -------      -------
                                                 (1,029)      (1,021)
  General corporate expense                         338          343
  Other (income)expense                             (31)         (39)
                                                -------      -------
  Loss before income taxes                      $(1,336)     $(1,325)
                                                =======      =======
Total Assets
  United States                                 $14,260      $18,907
  Europe                                          3,601        2,922
  Intercompany eliminations                                       (7)
                                                -------      -------
                                                $17,861      $21,822
                                                =======      =======
Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe", "expect" and "may". Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, variability of sales volume from quarter to quarter, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers and third party suppliers, intellectual property rights, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q and in the Company's other Securities and Exchange Commission filings.

Results of Operations

For the quarter ended March 31, 2004, the Company reported a loss of $1.4 million ($.24 per basic and diluted share), versus a loss of $1.3 million ($.24 per basic and diluted share) in the comparable 2003 quarter.


Consolidated sales for the first quarter of 2004 decreased $.2 million, or 9%, from the prior year period. Sales of domestic operations decreased $.2 million, or 37%, due to the continuing reduction in capital expenditures by the major telecommunications service providers as previously noted by the Company. The sales of the UK distributorship operations decreased in the first quarter of 2004 from the prior year by $.2 million (12%) due to lower volume; however, this was offset by a favorable exchange rate fluctuation.

The gross margin percentage was approximately 33% in the 2004 quarter versus 37% in the prior year. This decrease is attributable to the decrease in the sales volume of the domestic operations.

Research and development expense decreased $.1 million (12%) from the same period in 2003, primarily due to lower personnel costs, due to lower headcount and salary reductions and higher amounts charged to improvement of existing products.

Selling, general and administrative expense decreased $89,000, or 6%, primarily due to lower personnel and related expenses, due to lower headcount and salary reductions in the Company's domestic operations.

Other (income) expense decreased due to lower interest earned on cash balances and marketable securities, reflecting lower interest rates and balances.

No tax benefit was provided for the losses incurred in 2004 since the Company cannot determine that the realization of the net deferred tax asset is more likely than not.

Liquidity and Sources of Capital

Net cash provided by operations for the three months ended March 31, 2004 was $.1 million versus $1.1 million in 2003; this variance from the prior year is attributable to the receipt of tax refunds of approximately $2 million, offset by continuing losses and increase in accounts receivable. The increase in accounts receivable from the prior year period is due to timing of sales during the respective periods. The cash provided by investing activities of $1.2 million in 2004 versus $.6 million in 2003 reflects higher net sales of marketable securities.

Working capital and the ratio of current assets to current liabilities was $12.9 million and 4.7:1 at March 31, 2004 compared to $14.1 million and 5.4:1 at December 31, 2003.

During the remainder of 2004, the Company may repurchase up to an additional 253,792 shares of its common stock and anticipates purchasing $.3 million of equipment. Management believes that its cash and cash equivalents and marketable securities will be sufficient to meet these needs in 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provisions, a change in interest rates would not have a material impact on their value.

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At March 31, 2004, the UK distributorship operations had net assets of $1.6 million.



Item 4.  Controls and Procedures

Cognitronics Corporation's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


Part II


Item 6.  Exhibits and Reports on Form 8-K

(a) Index to Exhibits

     Exhibit

     31.1 Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

     31.2 Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350 as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350 as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002.


(b) One report on Form 8-K was filed during the current quarter.

     On March 30, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosures) and Item 12 (Results of Operations and Financial) to furnish a press release reporting results of the Company's fourth quarter and year-end results for 2003.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: May 14, 2004                 By /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                      and Chief Financial Officer