Form 10-Q
period 2004-06-30
COGNITRONICS CORP
filed 2004-08-05
CIK 21438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

                                  or

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

        The Registrant has 5,716,548 shares of Common Stock, $.20 par value per share outstanding at June 30, 2004.
Part I, Item 1.








                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            June 30,        December 31,
                                              2004             2003
                                            --------        ------------
                                           (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 2,757           $ 2,877
  Marketable securities                       5,759             5,956
  Accounts receivable, net                    3,406             1,183
  Inventories                                 3,328             2,987
  Taxes recoverable                                             2,028
  Other current assets including loans
    to officers of $1,946 and $1,931          2,164             2,312
                                            -------           -------
      TOTAL CURRENT ASSETS                   17,414            17,343

PROPERTY, PLANT AND EQUIPMENT, NET              997             1,087
GOODWILL, NET                                   319               319
OTHER ASSETS                                    100               149
                                            -------           -------
                                            $18,830           $18,898
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 1,403           $   778
  Accrued compensation and benefits           1,466             1,297
  Other accrued expenses                      1,186             1,125
                                            -------           -------
      TOTAL CURRENT LIABILITIES               4,055             3,200

OTHER NON-CURRENT LIABILITIES                 1,202             1,474

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 20,000,000 shares;
    issued 5,863,229 shares                   1,173             1,173
  Additional paid-in capital                 11,532            11,750
  Retained earnings                           2,444             3,419
  Cumulative other comprehensive loss           (20)              (98)
  Unearned compensation                        (393)             (509)
                                            -------           -------
                                             14,736            15,735
    Less cost of 146,681 and 190,431
      common shares in treasury               1,163             1,511
                                            -------           -------
       TOTAL STOCKHOLDERS' EQUITY            13,573            14,224
                                            -------           -------
                                            $18,830           $18,898
                                            =======           =======


    See Note to Condensed Consolidated Financial Statements.




              COGNITRONICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                   COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
               (dollars in thousands, except per share amounts)


                            Three Months Ended       Six Months Ended
                                 June 30,                 June 30,

                             2004        2003        2004       2003
                             ----        ----        ----       ----

NET SALES                   $4,243      $2,448      $6,504    $ 4,944

COST AND EXPENSES:
  Cost of products sold      1,744       1,458       3,257      3,036
  Research and development     635         646       1,230      1,319
  Selling, general and
     administrative          1,505       1,521       3,025      3,130
  Other (income), net          (32)        (47)        (63)       (86)
Gain on termination of
    post-retirement
      benefit plan                        (834)                  (834)
                            ------      ------      ------    -------
                             3,852       2,744       7,449      6,565
                            ------      ------      ------    -------
Income(loss) before
  income taxes                 391        (296)       (945)    (1,621)
PROVISION FOR INCOME
  TAXES                         15          30          30         30
                            ------      ------      ------    -------
NET INCOME (LOSS)              376        (326)       (975)    (1,651)

Currency translation
 adjustment                    (10)         29          78         46
                            ------      ------      ------    -------
COMPREHENSIVE INCOME(LOSS)  $  366      $ (297)     $ (897)   $(1,605)
                            ======      ======      ======    =======
NET INCOME(LOSS)PER SHARE:
  Basic                      $ .07       $(.06)      $(.17)     $(.30)
                             =====       =====       =====      =====
  Diluted                    $ .06       $(.06)      $(.17)     $(.30)
                             =====       =====       =====      =====

Weighted average number
of outstanding shares:
  Basic                  5,742,442   5,552,338    5,714,372  5,531,520
  Diluted                6,278,219   5,552,338    5,714,372  5,531,520




See Note to Condensed Consolidated Financial Statements.






                  COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                   Six Months Ended
                                                       June 30,
                                                 2004            2003
                                                 ----            ----

NET CASH USED BY OPERATIONS                    $   (19)       $(2,694)
                                               -------        -------

INVESTING ACTIVITIES
  Purchases of marketable securities            (4,463)        (1,328)
  Sales of marketable securities                 4,660          2,506
  Additions to property, plant and
     equipment, net                                (84)           (35)
                                               -------        -------
    NET CASH PROVIDED(USED) BY INVESTING
     ACTIVITIES                                   (113)         1,143
                                               -------        -------

FINANCING ACTIVITIES
  Shares issued pursuant to employee
    stock plans                                     14
  Principal payment of debt                                       (26)
                                               -------        -------
    NET CASH USED BY FINANCING ACTIVITIES           14            (26)
                                               -------        -------

EFFECT OF EXCHANGE RATE DIFFERENCES                 (2)             9
                                               -------        -------
DECREASE IN CASH AND CASH EQUIVALENTS             (120)        (1,568)
CASH AND CASH EQUIVALENTS- BEGINNING
   OF PERIOD                                     2,877          2,732
                                               -------        -------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $ 2,757        $ 1,164
                                               =======        =======


INCOME TAXES PAID                              $    63        $    63
                                               =======        =======
INTEREST PAID                                  $     5        $     5
                                               =======        =======





See Note to Condensed Consolidated Financial Statements.










       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                June 30, 2004

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Inventories (in thousands):
                                         June 30,          December 31,
                                           2004                2003
                                           ----                ----
Finished and in process                   $2,209              $2,172
Materials and purchased parts              1,119                 815
                                          ------              ------
                                          $3,328              $2,987
                                          ======              ======

Other Non-Current Liabilities (in thousands):
                                         June 30,          December 31,
                                           2004                2003
                                           ----                ----
Accrued supplemental pension plan         $  397              $  419
Accrued deferred compensation                221                 232
Deferred directors' fees                     321                 411
Accrued pension expense                      536                 664
Accrued post-retirement benefit                4                  11
                                          ------              ------
                                           1,479               1,737
    Less current portion                     277                 263
                                          ------              ------
                                          $1,202              $1,474
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



Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees", and therefore recognizes no compensation expense for stock options granted.

The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" for employee stock option awards. Had compensation cost for the Company's stock option plans been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below (dollars in thousands except per share amounts):

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,

                                   2004      2003        2004      2003
                                   ----     -----        ----      ----
Net income(loss)                  $ 376     $(326)    $  (975)  $(1,651)
  Add: Stock-based compensation
   Expense included therein          96        96         192       192
  Deduct: Total stock-based
   compensation expense determined
   under the fair value based
   method                          (171)     (171)       (400)     (381)
                                  -----     -----     -------   -------
   Pro forma net income (loss)    $ 301     $(401)    $(1,183)  $(1,840)
                                  =====     =====     =======   =======
Net income(loss) per share
   As reported   Basic            $ .07     $(.06)      $(.17)    $(.30)
                                  =====     =====       =====     =====
                 Diluted          $ .06     $(.06)      $(.17)    $(.30)
                                  =====     =====       =====     =====
   Pro forma     Basic            $ .05     $(.07)      $(.21)    $(.33)
                                  =====     =====       =====     =====
                 Diluted          $ .05     $(.07)      $(.21)    $(.33)
                                  =====     =====       =====     =====

There were no options granted in the periods ended June 30, 2004 and 2003.

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

The components of net periodic benefit cost of the plan for the three and six months ended June 30 are as follows (in thousands):



                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,

                                   2004      2003        2004      2003
                                   ----      ----        ----      ----
Interest cost on projected
  benefit obligation               $23        $29         $46    $58
Expected return on plan assets     (15)       (16)        (28)   (32)
Amortization of net loss             2          3           5      7
                                   ---        ---         ---    ---
   Net periodic pension cost       $10        $16         $23    $33
                                   ===        ===         ===    ===

The Company expects the funding requirement to be $240,000 in 2004 of which $156,000 was funded during the six months ended June 30, 2004.


Operations by Industry Segments and Geographic Areas:

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                  2004      2003         2004      2003
                                  ----      ----         ----      ----
Net Sales
  United States                 $2,568    $1,639      $ 2,999   $ 2,319
  Europe                         1,675       809        3,505     2,625
                                ------    ------      -------   -------
                                $4,243    $2,448      $ 6,504   $ 4,944

Operating Profit(Loss)
  United States                 $  577    $ (563)     $  (638)  $(1,773)
  Europe                            93      (279)         277       (90)
                                ------    ------      -------   -------
                                   670      (842)        (361)   (1,863)
  General Corporate Expense        311       335          647       678
  Other (income), net              (32)      (47)         (63)      (86)
  Gain on termination of post-
    retirement benefit plan                 (834)                  (834)
                                ------    ------      -------   -------
  Income(loss) before income
    taxes                       $  391    $ (296)     $  (945)  $(1,621)
                                ======    ======      =======   =======
Total Assets
  United States                                       $15,757   $18,163
  Europe                                                3,073     2,048
  Intercompany eliminations                                         (11)
                                                      -------   -------
                                                      $18,830   $20,200
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

Results of Operations

The Company reported net income of $376,000 for the three months ended June 30, 2004 and a net loss of $975,000 for the six months ended June 30, 2004 versus net losses of $326,000 and $1,651,000, respectively, in the prior year periods. Included in the three-month and six-month periods ended June 30, 2003 was a non-cash gain on termination of the post-retirement benefit plan of $834,000.

Consolidated sales for the quarter ended June 30, 2004 increased $1.8 million (73%) to $4.2 million due to sales increases in both the domestic and the UK distributorship operations. The sales in the domestic operations increased $.9 million (57%) to $2.5 million due to higher volume. In the three-month period ended June 30, 2004 the Company had sales of $1.7 million to a large telecommunication service provider, an increase of $.6 million from the prior year period. Sales of the Company's UK distributorship operations increased $.9 million (107%) due to higher volume and a favorable exchange rate fluctuation. Consolidated sales for the six months ended June 30, 2004 increased $1.6 million (32%) primarily due to a sales increase of $.7 million (29%)in the domestic operations and an increase of $.9 million (34%) in its UK distributorship operations due to the reasons stated above.

Gross margin percentage was 59% for the three months and 50% for the six months ended June 30, 2004 and 40% and 39%, respectively, in the comparable 2003 periods. The three-month period ended June 30, 2004 versus the prior year period was favorably impacted by higher sales and the concomitant higher absorption of fixed costs and a decrease in obsolete inventory expense of $150,000. The improvement for the six-month period was due to favorable product mix, lower obsolete inventory expense and cost reductions.

In June 2003, the Board of Directors voted to terminate the Company's post-retirement health benefits plan (the "Plan") and notified the effected retirees. Termination of the Plan resulted in a non-cash gain of $834,000 which was recorded in the quarter ended June 30, 2003.

Liquidity and Sources of Capital

Net cash used by operations for the six months ended June 30, 2004 decreased to $19,000. In 2004, the Company received tax refunds of approximately $2 million. This was offset by an increase in accounts receivable due to higher sales in the second quarter of 2004. The increase in current liabilities is primarily due to a large purchase of inventory items, at a discount, at the end of the second quarter of 2004.

Working capital and the ratio of current assets to current liabilities were $13.4 million and 4.3:1 at June 30, 2004 compared to $14.1 million and 5.4:1 at December 31, 2003. The decrease in working capital in 2003 is mainly due to the results of operations.

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

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At June 30, 2004, the UK distributorship operations had net assets of $1.7 million. The Company does not hedge this foreign currency net asset exposure.

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

(a) The Registrant's Annual Meeting of Stockholders was held on May 13, 2004.


(c) The following matters were voted upon by stockholders:

                                          Withheld               Broker
                                 For      or Against   Abstain    Non-votes

1. Election of five
   Directors -
    John T. Connors         5,077,130      160,827                157,166
    Brian J. Kelley         5,210,574       27,383                157,166
    Jack Meehan             5,206,974       30,983                157,166
    William A. Merritt      5,206,974       30,983                157,166
    William J. Stuart       5,224,074       13,883                157,166

2. To approve the selection
   of Carlin, Charron &
   Rosen, LLP as
   independent auditors     5,216,564        4,430      16,963    157,166

Item 6.    Exhibits and reports on Form 8-K

(a) Index to Exhibits

   Exhibit

   31.1    Certification Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

   31.2    Certification Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

   32.1    Certification Pursuant to 18 U.S.C. Section 1350 as
           Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.

   32.2    Certification Pursuant to 18 U.S.C. Section 1350 as
           Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.


(b) Three reports on Form 8-K were filed during the current quarter.

   On April 1, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosures) and Item 12 (Results of Operations and Financial Condition) to furnish a press release reporting results of the Company's fourth quarter and year end results for 2003, on May 14, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 9 and Item 12 to furnish a press release reporting results of the Company's first quarter results for 2004, and on June 16, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 9 to furnish a press release reporting its receipt of purchase orders aggregating $1.2 million.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: August 5, 2004         By    /s/ Garrett Sullivan
                                   Garrett Sullivan, Treasurer
                                   and Chief Financial Officer