Form 10-Q
period 2004-09-30
COGNITRONICS CORP
filed 2004-11-12
CIK 21438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

                                  or

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

        The Registrant has 5,726,142 shares of Common Stock, $.20 par value per share outstanding at September 30, 2004.
Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                          September 30,     December 31,
                                              2004             2003
                                           (Unaudited)
  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 3,644           $ 2,877
  Marketable securities                       5,134             5,956
  Accounts receivable, net                    1,310             1,183
  Inventories                                 3,293             2,987
  Taxes recoverable                                             2,028
  Other current assets including loans
    to officers of $1,957 and $1,931          2,137             2,312
                                            -------           -------
      TOTAL CURRENT ASSETS                   15,518            17,343

PROPERTY, PLANT AND EQUIPMENT, NET              925             1,087
GOODWILL, NET                                   319               319
OTHER ASSETS                                    131               149
                                            -------           -------
                                            $16,893           $18,898
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $   697           $   778
  Accrued compensation and benefits           1,453             1,297
  Other accrued expenses                      1,332             1,125
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,482             3,200

OTHER NON-CURRENT LIABILITIES                 1,144             1,474

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 20,000,000 shares;
    issued 5,863879 AND 5,863,229 shares      1,173             1,173
  Additional paid-in capital                 11,445            11,750
  Retained earnings                           1,096             3,419
  Cumulative other comprehensive loss           (29)              (98)
  Unearned compensation                        (345)             (509)
                                            -------           -------
                                             13,340            15,735
    Less cost of 137,737 and 190,431
      common shares in treasury               1,073             1,511
                                            -------           -------
       TOTAL STOCKHOLDERS' EQUITY            12,267            14,224
                                            -------           -------
                                            $16,893           $18,898
                                            =======           =======



See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                   COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
               (dollars in thousands, except per share amounts)


                            Three Months Ended       Nine Months Ended
                              September 30,            September 30,

                             2004        2003        2004       2003
                             ----        ----        ----       ----

NET SALES                   $1,889      $3,498     $ 8,393    $ 8,442
                            ------      ------     -------    -------
COST AND EXPENSES:
  Cost of products sold      1,176       1,638       4,433      4,674
  Research and development     620         675       1,850      1,994
  Selling, general and
     administrative          1,466       1,676       4,491      4,806
  Other (income), net          (40)        (40)       (103)      (126)
Gain on termination of
    post-retirement
      benefit plan                                               (834)
                            ------      ------     -------    -------
                             3,222       3,949      10,671     10,514
                            ------      ------     -------    -------
Loss before income taxes    (1,333)       (451)     (2,278)    (2,072)

PROVISION FOR INCOME TAXES      15          15          45         45
                            ------      ------     -------    -------
NET LOSS                    (1,348)       (466)     (2,323)    (2,117)

Currency translation
 adjustment                     (9)          8          69         54
                           -------      ------     -------    -------
COMPREHENSIVE LOSS         $(1,357)     $ (458)    $(2,254)   $(2,063)
                           =======      ======     =======    =======
NET LOSS PER SHARE:
  Basic                      $(.23)      $(.08)      $(.40)     $(.38)
  Diluted                    $(.23)      $(.08)      $(.40)     $(.38)


Weighted average number
of outstanding shares:
  Basic                  5,808,997   5,593,012   5,748,129  5,550,427
  Diluted                5,808,997   5,593,012   5,748,129  5,550,427




See Note to Condensed Consolidated Financial Statements.






                  COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                   Nine Months Ended
                                                     September 30,

                                                 2004            2003
                                                 ----            ----

NET CASH USED BY OPERATIONS                    $   (17)       $(2,103)
                                               -------        -------
INVESTING ACTIVITIES
  Purchases of marketable securities            (4,733)        (2,328)
  Sales of marketable securities                 5,555          4,919
  Additions to property, plant and
     equipment, net                                (92)           (66)
                                               -------        -------
    NET CASH PROVIDED BY INVESTING
     ACTIVITIES                                    730          2,525
                                               -------        -------

FINANCING ACTIVITIES
  Shares issued pursuant to stock
    option plans 25,348 and 4,370                   19             18
  Principal payment of debt                                       (26)
                                               -------        -------
    NET CASH PROVIDED (USED) BY FINANCING
     ACTIVITIES                                     19            ( 8)
                                               -------        -------
EFFECT OF EXCHANGE RATE DIFFERENCES                 35              9
                                               -------        -------
INCREASE IN CASH AND CASH EQUIVALENTS              767            423
CASH AND CASH EQUIVALENTS- BEGINNING
   OF PERIOD                                     2,877          2,732
                                               -------        -------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $ 3,644        $ 3,155
                                               =======        =======
INCOME TAXES PAID                              $    63        $    63
                                               =======        =======
INTEREST PAID                                  $     7        $     5
                                               =======        =======



See Note to Condensed Consolidated Financial Statements.





       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              September 30, 2004

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Inventories (in thousands):
                                       September 30,       December 31,
                                           2004                2003
                                           ----                ----
Finished and in process                   $2,210              $2,172
Materials and purchased parts              1,083                 815
                                          ------              ------
                                          $3,293              $2,987
                                          ======              ======
Other Non-Current Liabilities (in thousands):

                                       September 30,       December 31,
                                           2004                2003
                                           ----                ----
Accrued supplemental pension plan         $  386              $  419
Accrued deferred compensation                215                 232
Deferred directors' fees                     332                 411
Accrued pension expense                      486                 664
Accrued post-retirement benefit                3                  11
                                          ------              ------
                                           1,422               1,737
    Less current portion                     278                 263
                                          ------              ------
                                          $1,144              $1,474
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

                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,

                                   2004      2003        2004      2003
                                   ----      ----        ----      ----
Net loss, as reported           $(1,348)    $(466)    $(2,323)  $(2,117)
  Add: Stock-based compensation
   expense included therein          85        95         277       287
  Deduct: Total stock-based
   compensation expense
   determined under the fair
   value based method             (145)      (162)       (545)     (543)
                               -------      -----     -------   -------
   Pro forma net loss          $(1,408)     $(533)    $(2,591)  $(2,373)
                               =======      =====     =======   =======

Net loss per share
  As reported    Basic          $(.23)      $(.08)      $(.40)    $(.38)
                 Diluted        $(.23)      $(.08)      $(.40)    $(.38)
  Pro forma      Basic          $(.24)      $(.10)      $(.45)    $(.43)
                 Diluted        $(.24)      $(.10)      $(.45)    $(.43)

On August 1, 2004 and 2003, the Company granted 30,000 and 36,000 stock options, respectively, with an exercise price of $3.50 and $2.11, respectively.

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

The components of net periodic benefit cost of the plan for the three and nine months ended September 30 are as follows (in thousands):

                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,

                                   2004      2003        2004      2003
Interest cost on projected         ----      ----        ----      ----
  benefit obligation               $23        $28         $69       $86
Expected return on plan assets     (15)       (16)        (43)      (48)
Amortization of net loss             3          3           8        10
Settlement expense                             43                    43
                                   ---        ---         ---       ---
   Net periodic pension cost       $11        $58         $34       $91
                                   ===        ===         ===       ===

The Company expects the funding requirement to be $240,000 in 2004 of which $215,000 was funded during the nine months ended September 30, 2004.


Operations by Industry Segments and Geographic Areas:

                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,

                                  2004      2003         2004      2003
 Net Sales                        ----      ----         ----      ----
  United States                 $  771    $1,979      $ 3,770   $ 4,298
  Europe                         1,118     1,519        4,623     4,144
                                ------    ------      -------   -------
                                $1,889    $3,498      $ 8,393   $ 8,442
                                ======    ======      =======   =======
Operating Profit(Loss)
  United States                 $ (929)   $   35      $(1,567)  $(1,738)
  Europe                          (160)     (146)         117      (236)
                                ------    ------      -------   -------
                                (1,089)     (111)      (1,450)   (1,974)
  General Corporate Expense        284       380          931     1,058
  Other (income), net              (40)      (40)        (103)     (126)
  Gain on termination of post-
    retirement benefit plan                                        (834)
                               -------    ------      -------   -------
  Loss before income
    taxes                      $(1,333)   $ (451)     $(2,278)  $(2,072)
                               =======    ======      =======   =======
Total Assets
  United States                                       $14,099   $17,927
  Europe                                                2,794     2,622
  Intercompany eliminations                                         (11)
                                                      -------   -------
                                                      $16,893   $20,538
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

Results of Operations

The Company reported net losses of $1,348,000 and $2,323,000 for the three months and nine months ended September 30, 2004 versus net losses of $466,000 and $2,117,000, respectively, in the prior year periods. Included in the nine-month period ended September 30, 2003 was a non-cash gain on termination of the post-retirement benefit plan of $834,000.

Consolidated sales for the quarter ended September 30, 2004 decreased $1.6 million (46%) to $1.9 million due to sales decreases in both the domestic and the UK distributorship operations. The sales in the domestic operations decreased $1.2 million (61%) to $.8 million due to lower volume. In the three-month period ended September 30, 2004, the Company's sales to a large telecommunication service provider decreased $1.1 million from the prior year period. The Company's domestic operations continues to experience wide fluctuations from quarter to quarter. Sales of the Company's UK distributorship operations decreased $.4 million (26%) due to lower volume, offset, in part, by a favorable exchange rate fluctuation. While consolidated sales for the nine months ended September 30, 2004 were essentially unchanged from the prior year period, sales of the domestic operations decreased $.5 million (12%) primarily due to lower sales to a large telecommunication service provider and large telecommunication equipment manufacturer and sales of the UK distributorship operations increased $.5 million (12%) primarily due to favorable foreign exchange fluctuations.

Gross margin percentage was 38% for the three months and 47% for the nine months ended September 30, 2004 and 53% and 45%, respectively, in the comparable 2003 periods. The three-month period ended September 30, 2004 versus the prior year period was unfavorably impacted by lower sales and the concomitant lower absorption of fixed costs.

In June 2003, the Board of Directors voted to terminate the Company's post-retirement health benefits plan (the "Plan") and notified the effected retirees. Termination of the Plan resulted in a non-cash gain of $834,000 which was recorded in the nine months ended September 30, 2003.

Liquidity and Sources of Capital

Net cash used by operations for the nine months ended September 30, 2004 decreased to $17,000 due to the receipt of tax refunds of approximately
$2 million offset by continued losses, an increase in inventory and a decrease in non-current liabilities. Working capital and the ratio of current assets to current liabilities were $12.0 million and 4.5:1 at September 30, 2004 compared to $14.1 million and 5.4:1 at December 31, 2003. The decrease in working capital in 2003 is mainly due to the results of operations.

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

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. At September 30, 2004,the UK distributorship operations had net assets of $1.6 million. The Company does not hedge this foreign currency net asset exposure.

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

   On July 28, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition) to furnish a press release reporting second quarter results for 2004.


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: November 12, 2004        By    /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                       and Chief Financial Officer