Form 10-K
period 2004-12-31
COGNITRONICS CORP
filed 2005-03-31
CIK 21438

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2004,
                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from            to

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

Securities registered pursuant to Section 12(b) of the Act:

                           Name of each exchange   Shares Outstanding
Title of each class        on which registered     as of March 1, 2005
--------------------       ---------------------   -------------------
Common Stock, par value
$0.20 per share           American Stock Exchange        5,733,903

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price the stock was last sold as of June 30, 2004, the last business day of the most recently completed second fiscal quarter, was $18,655,000.

Documents incorporated by reference: Portions of the Proxy Statement for the annual meeting of stockholders to be held on May 12, 2005 are incorporated by reference into Part III.

                         TABLE OF CONTENTS


                              PART I

Item                                                            Page

 1.     Business                                                   3
 2.     Properties                                                 4
 3.     Legal Proceedings                                          4
 4.     Submission of Matters to a Vote of Security Holders        4
        Executive Officers of the Company                          5


                             PART II

 5.	Market for Company's Common Equity and Related
        Stockholder Matters                                        6
 6.     Selected Financial Data                                    6
 7.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        7
 7a.    Market Risk                                               11
 8.     Financial Statements and Supplementary Data               11
 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                       27
 9a.    Controls and Procedures                                   27


                             PART III

10.     Directors and Executive Officers of the Company           30
11.     Executive Compensation                                    30
12.	Security Ownership of Certain Beneficial Owners
        and Management                                            30
13.     Certain Relationships and Related Transactions            30
14.     Principal Accountant Fees and Services                    30


                             PART IV

15.	Exhibits, Financial Statements,  Schedules and
        Reports on Form 8-K                                       30

                                PART I

Item 1.    Business

        (a) Cognitronics Corporation (the "Company") was incorporated in January 1962 under the laws of the State of New York. The Company designs, manufactures and markets voice processing systems.

        (b) The Company operates in two segments of the voice processing industry. In the United States, the Company designs, manufactures and sells equipment for use in telephone networks. In Europe, the Company distributes equipment for use on customers' premises. See Note N of the Company's Consolidated Financial Statements appearing in Item 8 of this report for certain financial information about these two business segments.

        (c) (i) A description of the fields of voice processing in which the Company operates and its products are as follows:

Domestic Operations.   These products are sold directly to telecommunication
service providers, switch manufacturers, IP-based communications systems manufacturers, systems integrators, and value added resellers (VAR) who distribute the Company's products.

Network Media Servers and Intelligent Announcers.   Network Media Servers,
the Cognitronics Exchange (CX) Series, include a total of four (4) models:
CX500, CX1000, CX3000 and CX4000. This family of products facilitates the deployment of voice resources in service provider networks, both the traditional circuit-switched networks as well as the next generation of packet-based networks. The CX platforms provide greater capacity and increased functionality with significantly better price performance. Included in the CX Series capabilities are a new set of Media Server Boards, delivering the power of a media server within a single board. The CX supports AIN protocols such as SR-3511, GR-1129CORE and ISDN-PRI. The CX is also designed to interface with softswitches, media gateways and application servers, supporting industry standard protocols such as MGCP, RTP/RTCP, SIP and Voice Mail. Other protocols will be supported as market demand dictates. This family of products accounted for 15% or more of the Company's consolidated revenues in each of the last three years.

Messaging Systems. CX Messaging Systems provide voice mail, unified messaging, and automated attendant functions to target markets.
Capabilities include PSTN and IP interfaces, Voice XML scripting language, scalable from a few hundred to more than a million mailboxes, and may be configured for high availability and/or redundant performance.

European Distributorship Operations. Dacon Electronics Plc., based in Hertfordshire, England, distributes call management and voice processing products in Europe.

        (ii) Status of publicly announced new products or industry segments requiring material investment. Inapplicable.

        (iii) The Company has adequate sources for obtaining raw materials, components and supplies to meet production requirements and did not experience difficulty during 2004 in obtaining such materials, supplies and components.

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

        (vii) In 2004, revenues included sales of $6.8 million to Verizon Communications Inc. The Company's European operations had sales of $2.9 million to British Telecommunications Plc in 2004. Over the past several years, a major portion of the revenues of the domestic operations has come from one or two large customers, and a significant portion of the revenues of the European operations has come from one customer. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

        (viii) The dollar amount of orders believed by the Company to be firm as of December 31, 2004 and 2003, amounted to $.7 million and $.2 million, respectively. Substantially all of the orders as of December 31, 2004, can reasonably be expected to be filled during 2005.

        <ix) Business subject to renegotiation.  Inapplicable.

        <x)  The Company competes, and expects to compete, in fields noted
for rapid technological advances and the frequent introduction of new products and services. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well-established corporations with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current Products and to introduce new products and applications that achieve market acceptance. Future research and development expenditures will be based, in part, on future results of operations. There are no assurances that the Company will be able to successfully develop and market new products and applications.

        (xi) Expenditures for research and development activities, as determined in accordance with generally accepted accounting principles, amounted to $2.5 million in 2004, $2.6 million in 2003 and $3.3 million in 2002. In addition, the estimated dollar amount spent on the improvement of existing products or techniques was $.1 million in 2004 and 2003.


        (xii) Material effects of compliance with Federal, State or local provisions regulating the discharge of materials into the environment or
otherwise relating to the protection of the environment.     Inapplicable.

        (xiii) At December 31, 2004, the Company and its subsidiaries employed 73 people.

        (d) Sales to foreign customers primarily represent sales of Dacon Electronics Plc. (incorporated in the United Kingdom) of $5.5 million in 2004, $5.1 million in 2003 and $5.8 million in 2002. Additional information about foreign operations is included in Note N to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

        Further, there were export-type sales (primarily North America and Europe) of approximately $.5 million in 2004 and $.1 million in 2003 and 2002. Export sales do not involve any greater business risks than do sales to domestic customers and, in certain instances, the Company obtains an irrevocable letter of credit or payment prior to shipment of products to the customer. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.

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

Item 4.   Submission of Matters to a Vote of Security Holders

        Inapplicable.

                        Executive Officers of the Company

The executive officers of the Company, their positions with the Company and ages as of March 1, 2005 are as follows:

Name                      Position(s) and Office(s)              Age

Brian J. Kelley           President and Chief Executive           53
                          Officer; Director

Kenneth G. Brix           Vice President                          58

Harold F. Mayer           Secretary                               75

Michael N. Keefe          Vice President                          49

Roy A. Strutt             Vice President                          48

Garrett Sullivan          Treasurer and Chief Financial           59
                          Officer

Emmanuel A. Zizzo         Vice President                          64

No family relationships exist between the executive officers of the Company. Each of the executive officers was elected to serve until the next annual meeting of the Board of Directors or until his successor shall have been elected and qualified.

Mr. Kelley has been President and Chief Executive Officer of the Company since 1994. Prior to that he held senior management positions with TIE/ Communications, Inc. from 1986 to 1994.

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

                                PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters

(a) and (b) Cognitronics' Common Stock is traded on the American Stock Exchange under the symbol CGN. On March 1, 2005, there were 532 stockholders of record; the Company estimates that the total number of beneficial owners was approximately 1,900. Information on quarterly stock prices is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

(d) The equity compensation plan information set forth under the caption Equity Compensation Plan Information in the Proxy Statement for the annual meeting of stockholders to be held May 12, 2005 is incorporated herein by reference.

Item 6.  Selected Financial Data
                                               Year ended December 31,
                                        (in thousands except per share data)

OPERATING RESULTS                   2004     2003     2002     2001     2000
-----------------                   ----     ----     ----     ----     ----
Revenues                         $14,225  $10,257  $11,299  $18,875  $31,836
Net income (loss)                   (554)  (3,550)  (6,444)  (1,805)   4,530
Net income (loss) per share
        Basic                      $(.10)   $(.63)  $(1.18)   $(.33)    $.79
        Diluted                     (.10)    (.63)   (1.18)    (.33)     .74
Weighted average number of
basic shares outstanding           5,781    5,615    5,438    5,417    5,754
Weighted average number of
diluted shares outstanding         5,781    5,615    5,438    5,417    6,092

FINANCIAL POSITION
------------------
Working capital                  $12,697  $12,851  $16,321  $23,092  $26,107
Total assets                      18,956   18,898   22,812   28,573   32,998
Stockholders' equity              15,015   15,268   18,152   24,204   27,265
Stockholders' equity per share     $2.59    $2.72    $3.34    $4.46    $4.74
Cash dividends paid                 None     None     None     None     None


Included in 2004 is an inventory provision of $738,000 ($.13 per basic and diluted share) and an increase in deferred tax valuation allowance of $221,000 ($.04 per basic and diluted share).

Included in 2003 is an inventory provision of $482,000 ($.09 per basic and diluted share) and an increase in deferred tax valuation allowance of $1,151,000 ($.20 per basic and diluted share).

Included in 2002 is an inventory provision of $951,000 ($.11 per basic and diluted share) and provisions for impairment of fixed assets of $275,000 ($.03 per basic and diluted share) and an increase in the deferred tax valuation allowance of $2,425,000 ($.44 per basic and diluted share).

Net (loss) in 2004, 2003 and 2002 did not include amortization of goodwill of $332,000 ($.05 per basic and diluted share). This expense was included in all other years presented.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Factors That May Affect Future Results

        The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe", "expect" and "may". Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from these set forth in the forward-looking statements. Factors that might cause such a difference include:

        Loss of a major customer. In 2004, one customer accounted for approximately 50% and another customer 20% of the Company's sales, and at December 31, 2004, one of these customers accounted for 75% of the Company's accounts receivable. A loss of either customer would have a major adverse impact on the Company's results.

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

Given the uncertainties, the Company cautions readers not to place undue reliance on such forward-looking statements.

Executive Summary

        The Company operates in two segments. In the United States, the Company designs, manufactures and sells voice processing equipment for use in telephone central offices. In Europe (United Kingdom), the Company distributes equipment and software for use in customer's premises, primarily contact centers.

        In the United States, the Company's products include Intelligent Announcers and Network Media Servers. These products facilitate the deployment of voice resources in service providers' networks, both traditional circuit-switched networks, as well as the next generation of packet-based networks.

        Beginning in 2001, expenditures for network development decreased significantly reflecting a decline in the competitive local exchange carrier market and reduced capital spending by large service providers. This trend intensified in 2002 and continued into 2003. The Company believes that the market for telecommunication equipment has stabilized and is growing in certain areas, but the timing of such spending continues to be uncertain and may be adversely impacted by mergers and acquisitions among telecommunication service providers.

        Established service providers are looking for ways to offer additional features on their legacy networks while they institute a multi-year plan to transition to IP based multimedia services. To effectively compete, the Company must expand its penetration in the market, increase the application available on its intelligent peripherals and media servers and increase the capacity of its media servers.

        In the United Kingdom, the Company distributes products primarily used in contact centers. Over the last several years, this market has declined due to market saturation, general economic conditions, increased competition and the relocation of large call centers to less developed countries. The Company believes that in 2004 this trend has leveled off. To return to profitability, the Company has to expand its product offerings to introduce new products, not only to the contact center market, but also to new markets.


        Capital spending in the markets the Company serves can vary over a short period of time and change rapidly. In addition, the Company faces intense competition from larger and better financed competitors and one customer accounts for a significant portion of the Company's revenue. As a result, the Company's performance is subject to large fluctuations. Because of these uncertainties, it is difficult for the Company to make accurate short and long-term projections of results of operations and cash flow.

        As discussed more fully throughout the Management's Discussion and
Analysis:

        * Results of operations improved in 2004 due to increased revenues and improved gross margin percentage, calculated as revenues less cost of products sold as a percentage of revenue.

        * Revenues increased 39% in 2004 due to improved sales in the Company's domestic operations.

        * Gross margin percentage increased from 41% in 2003 to 55% in 2004.

Results

        The Company reported net losses of $.6 million, $3.6 million and $6.4 million in 2004, 2003 and 2002, respectively.

        In 2004, revenues increased $4.0 million (39%) from 2003 levels primarily due to an increase in the sales of the Company's domestic operations of $3.6 million (71%). This increase was primarily due to an increase in sales of the CX4000 to a large domestic telecommunication service provider. Sales to this customer increased $3.7 million in 2004 from 2003, continuing a trend commenced in 2003. The Company expects that it will receive additional substantive orders from this customer in 2005. This customer is using this equipment in its Advanced Intelligent Network ("AIN") to provide services to their subscribers. In addition, the increased revenues also resulted from an increase in service revenue resulting from the commencement of software and hardware maintenance agreements with a large customer. The Company anticipates this amount will increase in future years. The UK distributorship operations sales only increased $.4 million (7%) in spite of favorable exchange variance of 12% due to lower volume. To offset this decrease, the Company has introduced additional products to the contact center market. The Company's consolidated backlog at December 31, 2004 was $1.0 million versus $.2 million in 2003. In both 2004 and 2003, a major portion of the Company's domestic revenue came from one customer and a major portion of the UK distributorship's revenue came from another customer. The loss of either of these customers would have a material adverse impact on the Company.


        In 2003, sales decreased $1 million (9%) from 2002. The sales of the Company's domestic operations declined $.4 million (8%) reflecting the industry-wide trend of reduced capital spending. The decrease in sales was in both the direct and indirect channels with the exception of sales of CX4000
o a large domestic telecommunication service provider. Sales to this customer increased $1.2 million in 2003 from the prior year. The UK distributorship operation decreased $.6 million (10%) in 2003 from the prior year, in spite of a favorable foreign currency fluctuation of 8%. In addition, sales to its largest customer increased in 2003 from 2002. Decreases in sales to its other customers more than offset these improvements.

        Consolidated gross margin was 55% in 2004 , 41% in 2003 and 28% in 2002. Included in cost of products sold were inventory obsolescence charges of $.7 million in 2004 and $.4 million in 2003 and fixed asset impairment and inventory obsolescence charges of $1.2 million in 2002. The improved gross margin percentage was primarily due to increased sales volume and improved product mix in the domestic operations. The increased sales for the domestic operations in 2004 was for equipment used in an AIN environment. This equipment has a higher sales price resulting in a higher gross margin percentage.

        Research and development decreased $.2 million (5%) in 2004 and $.7 million (21%) in 2003 from the prior year. The decrease in 2004 primarily reflects lower personnel costs and in 2003 primarily reflects lower contract engineering services and lower personnel costs. The company anticipates increasing research and development expense in 2005.

        Selling, general and administrative expense decreased $.1 million (1%) in 2004 and 2003 from the prior year period. In 2004, domestic operations decreased $.2 million due to lower professional fees and personnel costs offset by an increase of $.1 in the UK operations due to exchange rate variance. The decrease in 2003 was due to a $.4 million (10%) decrease in the US operations primarily reflecting lower personnel costs offset by an increase of $.3 million (11%) in the UK primarily reflecting exchange rate variance.

        Other income of $1 million in 2003 includes a non-cash gain of $.8 million on the termination of the Company's postretirement health benefits plan. Other income of $.2 million in 2004, $.2 million in 2003 and $.2 million in 2002 is primarily interest income.

        The Company's effective tax rate for 2004 was (11%), for 2003 was (2%) and (6%) for 2002. Deferred tax valuation allowances of $.1 million in 2004, $1.2 million in 2003 and $2.4 million in 2002 were included in tax expense. Forming a conclusion that such an allowance is not needed is difficult when there is evidence such as cumulative losses in recent years. The provision for income taxes is discussed in Note H to the Consolidated Financial Statements.

        The effect of inflation has not had a significant impact on the operating results of the Company over the past few years. Technological advances and productivity improvements are continually being applied to reduce costs, thus reducing inflationary pressures on the operating results of the Company.


        Exchange rate changes will impact the reported dollar sales and cost of sales of the Company's UK distributorship operations. In addition, at December 31, 2004, the Company's UK distributorship operations had net assets of $1.3 million, which would be impacted by changes in foreign exchange rates. However, the impact of such rate change would be reflected in the translation adjustment recorded in the equity section of the balance sheet. The Company does not hedge this foreign currency net asset exposure.

        Total rental expense amounted to $395,000 in 2004, $364,000 in 2003 and $423,000 in 2002. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2009 are approximately$482,000, $399,000, $277,000, $159,000 and $6,000, respectively, and $0 thereafter.

Off-Balance Sheet Arrangements

        None.

Liquidity and Sources of Capital

        Net cash used by operations was $33,000 in 2004, $2.1 million in 2003 and $2.0 million in 2002. The reduction in use of cash by operations in 2004 versus 2003 and 2002 is due to the improvement in operating results. Cash
(used) provided by investing activities was ($.1) in 2004, $2.2 million in
2003 and ($2.9) million in 2002.   The Company has net sales of  marketable
securities of $.1 million in 2004 and $2.4 million in 2003 versus net purchases of $2.0 million in 2002. There were purchases of property, plant and equipment and software of $.2 million, $.2 million and $.6 million in 2004, 2003 and 2002, respectively. Included in 2002 were loans to officers, net of repayments, of $.3 million.

        Working capital was $12.7 million at December 31, 2004, $12.9 million at December 31, 2003 and $16.3 million at December 31, 2002. The ratio of current assets to current liabilities was 5.4:1 at December 31, 2004 versus 6.0:1 at December 31, 2003 and 7.2:1 at December 31, 2002. The decreases in working capital in 2004 and 2003 from the prior year is due to the net loss.

        The Company's contractual obligations are as follows (amounts in thousands):
                                                Payments due by period

                             Total   Less than                       More than
Contractual Obligation                1 year    1-3 Years  3-5 Years  5 years
----------------------      ------   ---------  ---------  --------- ---------
Operating leases            $1,323     $482        $676      $165       $0

        The Company anticipates making capital expenditures of approximately $.3 million, increasing the current level of expenditures for research and development and may repurchase up to 253,792 shares of its Common Stock in 2005. Based on current operating results, management believes that the cash and cash equivalents at December 31, 2004 will be sufficient to fund the Company's cash requirements for 2005 and 2006 and for subsequent years; however, if the Company's operations deteriorate due to increased competition, loss of a large customer or otherwise, it may be required to obtain additional sources of funds through asset sales, capital market transactions or financing from third parties or a combination thereof. The Company cannot provide assurances that these additional sources of funds will be available or, if available, what the terms would be.

Assumptions and Estimates Used in Critical Accounting Policies
--------------------------------------------------------------
        In the preparation of the financial statements in conformity with accounting principles generally accepted in the United States, management must make critical decisions regarding accounting policies and judgments regarding their application. Materially different amounts could be reported under different circumstances and conditions.

        Revenue
                We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, shipment or delivery (dependent upon the terms of the sale) has occurred, all significant contractual obligations have been satisfied, the amount is fixed or determinable and collection is considered probable. Sales of services and system support are deferred and recognized ratably over the contract period.

        Inventories - Slow-moving and Obsolescence

                Due to a prolonged slow-down in spending by telecommunication service providers, inventory turnover has slowed. The Company recorded charges of $.7 million, $.4 million and $1 million 2004, 2003 and 2002, respectively, to reduce its carrying value of inventory to the lower of cost or market. If future capital expenditures by telecommunication service providers do not increase or decrease further, additional charges may be required.

        Deferred Tax Assets

                As of December 31, 2004, the Company has a valuation allowance of $4.2 million for net deferred tax assets. In making such a determination, the Company considers its current and past performance, the market environment in which it operates, estimated future earnings, tax planning strategies and other factors. In the future, as these factors change, a change in the valuation reserve may be required.

        Pensions

                The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" which requires that amounts recognized in financial statements be determined on an actuarial basis.

                The most significant element in determining the Company's pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed that the expected long-term rate of return on plan assets will be 6.5%. Over the long term, the Company's pension plan assets have earned in excess of 6.5%; therefore, the Company believes that its assumption of future returns of 6.5% is reasonable. The assumed long-term rate of return on assets is applied to the value of plan assets. This produces the expected return on plan assets that is included in pension income (expense).
        The difference between this expected return and the actual return on plan assets is deferred. The net deferral of gains (losses) are amortized to expense in accordance with SFAS No. 87. The plan assets earned a rate of return less than the assumed rate of return in 2004 and in excess of the assumed rate of return in 2003.

                At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2004, the Company used a rate of 5.5%. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS No. 87.

Item 7.a  Market Risk
---------------------
        The Company does not use derivative financial instruments. The Company's marketable securities consist of short-term and/or variable rate instruments and therefore a change in interest rates would not have a material impact on the value of these securities.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
                        QUARTERLY FINANCIAL DATA (UNAUDITED)
                       (in thousands except per share amounts)

2004                             First    Second    Third   Fourth
----                             -----    ------    -----   ------
Sales                           $2,261    $4,243   $1,889   $5,832
Gross profit                       748     2,499      713    3,794
Net income (loss)               (1,351)      376   (1,348)   1,769
Net income (loss) per share:
        Basic                    $(.24)     $.07    $(.23)   $ .30
        Diluted                   (.24)      .06     (.23)     .28

Common Stock price range:
        High                     $4.30     $4.50    $4.16    $4.35
        Low                       3.00      3.40     3.00     3.01

2003                             First    Second    Third   Fourth
----                             -----    ------    -----   ------
Sales                           $2,496    $2,448   $3,498   $1,815
Gross profit                       918       990    1,860      428
Net loss                        (1,325)     (326)    (466)  (1,433)
Net loss per share:
        Basic                    $(.24)    $(.06)   $(.08)   $(.25)
        Diluted                   (.24)     (.06)    (.08)    (.25)

Common Stock price range:
        High                     $2.95     $2.50    $2.45    $3.97
        Low                       1.41      1.30     1.85     2.15


        The gross margin percentage for the fourth quarter of 2004 was 65% versus 47% for the first nine months of 2004 due to increased volume and an improved product mix. The gross margin percentage for the fourth quarter of 2003 was 24% versus 45% for the first nine months of 2003 primarily due to lower volume and lower absorption of overhead.

        Included in the second quarter of 2003 was a non-cash gain of $.8 million due to the termination of the Company's postretirement health benefits plan.

        Included in the third quarter of 2003 was an expense of $.2 million for the estimated settlement of a rent dispute in the UK distributorship operations. Due to the satisfactory resolution of the company's claim against a third party, this amount was reversed in the fourth quarter of 2003.

        The above financial information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

                    REPORT OF INDEPENDENT REGISTERED
                         PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Cognitronics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cognitronics Corporation and Subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognitronics Corporation as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Carlin, Charron & Rosen, LLP


Glastonbury, Connecticut
March 14, 2005

        Report of Independent Registered Public Accounting Firm



Stockholders and Board of Directors
Cognitronics Corporation


We have audited the consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows of Cognitronics Corporation and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cognitronics Corporation and subsidiaries for the year ended December 31, 2002, in conformity with U. S. generally accepted accounting principles.




                                                 /s/ Ernst & Young LLP

Stamford, Connecticut
March 7, 2003

CONSOLIDATED BALANCE SHEETS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                              December 31,
                                                             2004      2003
                                                              (See Note A)
ASSETS                                                       ----      ----
CURRENT ASSETS
      Cash and cash equivalents                           $ 2,836   $ 2,877
      Marketable securities                                 5,847     5,956
      Accounts receivable, less allowances of $73 and $63   4,466     1,183
      Inventories                                           2,303     2,987
      Tax recoverable                                                 2,028
      Other current assets, including loans to
            officers of $1,968 and $1,931                     148       381
                                                          -------   -------
TOTAL CURRENT ASSETS                                       15,600    15,412

LOANS TO OFFICERS                                           1,968     1,931
PROPERTY, PLANT AND EQUIPMENT, net                            922     1,087
GOODWILL                                                      319       319
OTHER ASSETS, less amortization of $217 and $533              147       149
                                                          -------   -------
                                                          $18,956   $18,898
                                                          =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                    $   348   $   778
      Accrued compensation and benefits                       842       658
      Deferred service revenues                               576       171
      Other accrued expenses                                1,137       954
                                                          -------   -------
TOTAL CURRENT LIABILITIES                                   2,903     2,561

OTHER NON-CURRENT LIABILITIES                               1,038     1,069

COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS' EQUITY
      Common Stock, par value $.20 a share; authorized
      20,000,000 shares; issued 5,866,879 and
      5,863,229 shares                                      1,173     1,173
      Additional paid-in capital                           12,586    12,794
      Retained earnings                                     2,865     3,419
      Cumulative other comprehensive loss                    (225)      (98)
      Unearned compensation                                  (303)     (509)
                                                          -------   -------
                                                           16,096    16,779
      Less cost of 138,308 and 190,431 common shares
      in treasury                                          (1,081)   (1,511)
                                                          -------   -------
TOTAL STOCKHOLDERS' EQUITY                                 15,015    15,268
                                                          -------   -------
                                                          $18,956   $18,898
                                                          =======   =======
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
                                                     Year ended December 31,
                                                      2004     2003     2002
                                                      ----     ----     ----
REVENUES
      Products                                     $12,838  $ 9,393  $10,699
      Services                                       1,387      864      600
                                                   -------  -------  -------
                                                    14,225   10,257   11,299

COSTS AND EXPENSES
      Cost of products sold                          6,471    6,061    8,111
      Research and development                       2,438    2,619    3,300
      Selling, general and administrative            5,966    6,071    6,153
      Other (income) expense, net                     (151)  (1,007)    (206)
                                                   -------  -------  -------
                                                    14,724   13,744   17,358
                                                   -------  -------  -------
      Loss before income taxes                        (499)  (3,487)  (6,059)
PROVISION FOR INCOME TAXES                              55       63      385
                                                   -------  -------  -------
NET LOSS                                              (554)  (3,550)  (6,444)
      Currency translation adjustment and
      minimum pension liability                       (127)     200      (38)
                                                   -------  -------  -------
COMPREHENSIVE LOSS                                    (681) $(3,350) $(6,482)
                                                   =======  =======  =======
NET LOSS PER SHARE:
      Basic                                          $(.10)   $(.63)  $(1.18)
      Diluted                                        $(.10)    (.63)   (1.18)

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
COGNITRONICS CORPORATION AND SUBSIDIARIES
Years ended December 31, 2002, 2003 and 2004 (See Note A)
(dollars in thousands)

                                       Common Stock    Additional                Compre-   Unearned    Treasury
                                     Shares             Paid-In     Retained     hensive   Compensa-    Shares
                                     Issued    Amount   Capital     Earnings      (Loss)     tion        Amount
Balance at January 1, 2002        5,863,229    $1,173   $13,928      $13,413      $(260)     $(506)    $(3,544)
Shares issued pursuant to
      stock plans                                          (925)                                (6)      1,150
Shares issued to directors                                  (23)                                            27
Repurchase of common shares                                                                                 (5)
Directors' fees - common stock
  to be issued                                               62
Officers' awards - common stock
  to be issued                                              150
Currency translation adjustment                                                     104
Minimum pension liability
  net of tax of $85                                                                (142)
Net loss                                                              (6,444)
                                  ---------    ------   -------      -------      -----      -----     -------
Balance at December 31, 2002      5,863,229     1,173    13,192        6,969       (298)      (512)     (2,372)
Shares issued pursuant to
  stock plans                                              (610)                                 3         842
Shares issued to directors                                  (14)                                            19
Directors' fees - common stock
  to be issued                                               75
Officers' awards - common stock
  to be issued                                              151
Currency translation adjustment                                                     129
Minimum pension liability                                                            71
Net loss                                                              (3,550)
                                  ---------    ------   -------      -------      -----      -----     -------
Balance at December 31, 2003      5,863,229     1,173    12,794        3,419        (98)      (509)     (1,511)
Shares issued pursuant to
  stock plans                         3,650                (116)                               206         137
Shares issued to directors                                 (290)                                           293
Directors' fees - common stock
  to be issued                                               47
Officers' awards - common stock
  to be issued                                              151
Currency translation adjustment                                                     121
Minimum pension liability                                                          (248)
Net loss         	          	          			(554)
                                  ---------    ------   -------       -------     -----      -----     -------
Balance at December 31, 2004      5,866,879    $1,173   $12,586       $ 2,865     $(225)     $(303)    $(1,081)
                                  =========    ======   =======       =======     =====      =====     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                      Year ended  December 31,
                                                      2004      2003      2002
                                                      ----      ----      ----
                                                            (See Note A>

OPERATING ACTIVITIES
  Net loss                                          $ (554)  $(3,550)  $(6,444)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
        Income tax expense                              55        63       385
        Depreciation and amortization                  398       612       743
        (Gain) loss on disposition of assets            (1)        9        36
        Shares issued as compensation                  404       454       431
        Net (increase) decrease in:
          Accounts receivable                       (3,225)      961        88
          Inventories                                  760       778     2,063
          Other assets                               2,205      (329)      723
        Net increase (decrease) in:
          Accounts payable                            (468)     (255)       10
          Accrued compensation and benefits            (95)   (1,047)     (198)
          Other accrued liabilities                    569       253       167
                                                    ------   -------    ------
                                                        48    (2,051)   (1,996)
Income taxes paid                                      (81)      (60)      (40)
                                                    ------   --------   ------
NET CASH USED BY
OPERATING ACTIVITIES                                   (33)    (2,111)  (2,036)
                                                    ======   ========   ======

INVESTING ACTIVITIES
  Purchase of marketable securities                 (7,646)    (5,713) (16,071)
  Sale of marketable securities                      7,755      8,144   14,104
  Loans to officers, net                                                  (341)
  Additions to property, plant and equipment          (153)      (170)    (617)
  Purchase of software licenses                        (51)       (36)      (6)
                                                    ------    -------   ------
NET CASH (USED) PROVIDED BY
INVESTING ACTIVITIES                                   (95)     2,225   (2,931)
                                                    ------    -------   ------

FINANCING ACTIVITIES
  Principal payments on debt                                      (26)     (46)
  Shares issued pursuant to stock plans                 24         10        5
  Shares repurchased for treasury, 1,500 in 2002                            (5)
                                                    ------    -------   ------
NET CASH PROVIDED (USED) BY
FINANCING ACTIVITIES                                    24        (16)     (46)
                                                    ------    -------   ------
EFFECT OF EXCHANGE RATE DIFFERENCES                     63         47       14
                                                    ------    -------   ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (41)       145   (4,999)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR        2,877      2,732    7,731
                                                    ------    -------   ------
CASH AND CASH EQUIVALENTS - END OF YEAR             $2,836    $ 2,877  $ 2,732
                                                    ======    =======  =======
The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
COGNITRONICS CORPORATION AND SUBSIDIARIES


Note A.  Summary of Significant Accounting Policies

Organization. The Company designs, manufactures and markets voice processing products in the United States and, through a subsidiary, distributes call management and voice processing equipment in Europe.

Risks and Uncertainties. A major portion of the Company's domestic revenues is generated by sales to one customer, and a significant portion of its European distributorship revenue comes from one customer (See Note N). The loss of either of these customers would have a material adverse impact on the Company. The Company's receivables are primarily from major, well-established companies in the telecommunications industry, and at December 31, 2004, one such company accounted for 75% of the Company's accounts receivable. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well established with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

Principles of Consolidation. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition. We generally recognize product sales, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, shipment or delivery (dependent upon the terms of the sale) has occurred, all significant contractual obligations have been satisfied, the amount is fixed or determinable and collection is considered probable. Sales of services and system support are deferred and recognized ratably over the contract period.

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

Cash and Cash Equivalents. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2004, essentially all of the Company's cash and cash equivalent balances were with two financial institutions.

Marketable Securities. Marketable securities are classified as available for sale and are reported at fair value which approximates amortized cost. They are comprised of investments in municipal bond funds and high grade corporate debt and auction rate preferred equity securities. The maturities are short term or have reset provisions.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. Provisions for slow moving and obsolete inventories are provided based on historical experience and product demand. In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

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

Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value (85% of fair value for the Stock Purchase Plan) at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and therefore recognizes no compensation expense for stock options granted.


If the Company had elected to recognize compensation expense for the 1990 Stock Option Plan, the 1967 Stock Purchase Plan and the Directors' Stock Option Plan based on the fair value at the grant date, consistent with the method presented by Statement of Financial Accounting Standards ("SFAS")
No. 123, "Accounting for Stock Based Compensation", as amended, the pro forma net loss and net loss per share would be as follows (in thousands except per share information):
                                                    2004      2003      2002

Net loss, as reported                             $(554)   $(3,550)  $(6,444)
  Add: Stock-based compensation expense
    included therein                                359        380       370
  Deduct: Total stock-based compensation
    method                                         (662)      (769)     (701)
                                                  -----    -------   -------
Pro forma net loss                                $(857)   $(3,939)  $(6,775)
                                                  =====    =======   =======
Net loss per share
        As reported     Basic                     $(.10)     $(.63)   $(1.18)
                        Diluted                   $(.10)     $(.63)   $(1.18)
        Pro forma       Basic                     $(.15)     $(.70)   $(1.25)
                        Diluted                   $(.15)     $(.70)   $(1.25)

The estimated weighted average fair value per share of stock options granted were $2.56, $1.49 and $1.01 for 2004, 2003 and 2002, respectively. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 4.4%, 2.2% and 2.28%; no dividend yields; volatility factors of the expected market price of the Company's common stock of .73 in 2004, .67 in 2003 and .61 in 2002; and a weighted average expected life of the option of 7.5 years in all years for the Option Plan and 5 years for the Directors' Option Plan.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-based Payment" that will require the Company to expense costs related to share-based payment transaction with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) becomes mandatorily effective for the Company on July 1, 2005. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.


SFAS No. 123(R) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123 (R), the expense attributable to an award will be measured in accordance with the Company's measurement model at that award's date of grant.

Income (Loss) Per Share. In computing basic earnings (loss) per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. The shares used in both the basic and diluted earnings per share calculations were 5,780,603, 5,614,825 and 5,438,126 for 2004, 2003 and 2002, respectively.

Goodwill. The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Through December 31, 2001 goodwill was amortized using the straight-line method over its estimated useful life (10 years). Goodwill and other long-lived assets were reviewed for impairment whenever events such as product discontinuances, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if a reporting unit's goodwill carrying amount exceeds its implied fair value.

Reclassification. Certain prior year amounts have been reclassified to conform to the current year presentation, including reclassification of approximately $606,000, $818,000 and $1,044,000 of accrued officers and directors fees at January 1, 2002, December 31, 2002 and December 31, 2003, respectively, as additional paid-in capital - common stock to be issued, rather than accrued compensation and benefits and accrued deferred directors' fees as previously reported. These reclassifications properly reflect these amounts as equity based compensation in the consolidated balance sheets and had no significant impact on the Company's financial position or results of operations.

Note B.  Marketable Securities:

The Company's marketable securities consist of corporate and municipal bonds and auction rate preferred stock. Unrealized gains/losses on marketable securities were immaterial in all years presented and therefore have not impacted cumulative other comprehensive loss. Management believes that the Company's marketable securities are sufficiently diversified to minimize risks from individual and industry concentrations. However, marketable securities are subject to fluctuations in market value due to risks of securities markets as a whole.

Note C. Accounts Receivables

The allowance for doubtful accounts was increased by $45,000, $10,000 and $87,000 in 2004, 2003 and 2002, respectively, by charges to costs and expenses. The Company wrote off uncollectible accounts, net of recoveries, of $35,000, $15,000 and $213,000 in 2004, 2003 and 2002, respectively.


Note D.  Inventories (in thousands):
                                                        2004    2003
                                                        ----    ----
  Finished and in process                             $1,572  $2,172
  Materials and purchased parts                          731     815
                                                      ------  ------
                                                      $2,303  $2,987
                                                      ======  ======
Included in the above amounts is the Company's reserve for slow moving and obsolete inventories totaling $3,528,000 and $2,765,000 at December 31, 2004 and 2003, respectively. The provision for slow moving and obsolete inventory was increased by $738,000, $482,000 and $951,000 in 2004, 2003 and 2002,
respectively by charges to cost of goods sold.

Note E.  Property, Plant and Equipment, net (in thousands):
                                                        2004    2003
                                                        ----    ----
Machinery and equipment                               $2,391  $2,476
Furniture and fixtures                                 2,066   2,131
                                                      ------  ------
                                                       4,457   4,607
Less allowances for depreciation                       3,535   3,520
                                                      ------  ------
                                                      $  922  $1,087
                                                      ======  ======

Note F.  Other Non-current Liabilities (in thousands):
                                                        2004    2003
                                                        ----    ----
Accrued officers' supplemental pension                $  368  $  419
Accrued deferred compensation                            207     232
Accrued pension                                          740     664
Accrued postretirement benefit                                    11
                                                      ------  ------
                                                       1,315   1,326
Less current portion                                     277     257
                                                      ------  ------
                                                      $1,038  $1,069
                                                      ======  ======

Note G.  Debt and Credit Arrangements

Dacon Electronics Plc's, a foreign subsidiary, bank line of credit expired in 2003. During 2003, no amounts were borrowed under this facility. Interest of $19,000 was paid in 2002.

Note H.  Income Taxes

At December 31, 2004, consolidated retained earnings included approximately $.2 million of retained earnings applicable to Dacon Electronics Plc. If the undistributed earnings were remitted, any resulting federal tax would be substantially reduced by foreign tax credits.

The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):
                                                   2004       2003      2002
                                                   ----       ----      ----
Current:
        Federal                                    $          $      $(1,714)
        Foreign
        State                                        55         63        88
                                                   ----       ----   -------
          Total current                              55         63    (1,626)
                                                   ----       ----   -------

Deferred:
        Federal                                                        1,817
        State                                                            194
                                                   ----       ----   -------
Total deferred                                        0          0     2,011
                                                   ----       ----   -------
                                                   $ 55       $ 63   $   385
                                                   ====       ====   =======
Domestic and foreign pretax income (loss) for the years ended December 31 are as follows (in thousands):
                                                   2004       2003      2002
                                                   ----       ----      ----
Domestic operations                               $(286)   $(3,419)  $(5,978)
Foreign operations                                 (213)       (68)      (81)
                                                  -----    -------   -------
                                                  $(499)   $(3,487)  $(6,059)
                                                  =====    =======   =======

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows (in thousands):
                                                              2004      2003
                                                              ----      ----
Deferred tax liabilities                                    $   96    $   85
                                                            ------    ------
Deferred tax assets:
        Inventory valuation                                  1,252     1,026
        Accrued liabilities and employee benefits            1,272       934
        Accrued deferred compensation                          199       233
        Other postretirement benefits                                      4
        Federal operating loss carryforward
        expiring in 2019                                       981     1,257
        Separate return federal operating loss
        carryforwards expiring in 2008 and 2009                445       445
        Other                                                  195       207
                                                            ------    ------
Total deferred tax assets                                    4,344     4,106
Valuation allowance                                         (4,248)   (4,021)
                                                            ------    ------
                                                                96        85
                                                            ------    ------
Net deferred tax assets                                     $    0    $    0
                                                            ======    ======

The Company has increased its valuation allowances by $227,000, $1,151,000 and $2,425,000 in 2004, 2003 and 2002, respectively, as the Company cannot determine that the ultimate realization of its net deferred tax asset is more likely than not.

A reconciliation of the statutory federal income tax rate to the effective tax rate on income (loss) for the years ended December 31, is as follows:
                                                        2004    2003    2002
                                                        ----    ----    ----
Statutory federal income tax rate                      (34.0)% (34.0)% (34.0)%
State income taxes, net of federal tax benefit           7.3     1.8     0.6
Lower foreign tax rate                                  14.6     0.7     0.5
Nontaxable interest income				         	(0.3)
Goodwill amortization                                   (5.0)   (0.8)   (0.4)
Valuation allowance                                     25.9    33.2    40.0
Other                                                    2.2     0.9
                                                        ----    ----    ----
                                                        11.0%    1.8%    6.4%
                                                        ====    ====    ====

Note I.  Other (Income) Expense, Net (in thousands):
                                                       Year Ended December 31,
                                                       2004     2003    2002
                                                       ----    ----    ----
Interest expense                                      $  24  $    26   $  36
Interest income                                        (175)    (184)   (242)
Settlement gain in plan termination                             (849)
                                                      -----  -------   -----
                                                      $(151) $(1,007)  $(206)
                                                      =====  =======   =====
Note J. Commitments and Contingencies

Leases. Total rental expense amounted to $396,000 in 2004, $364,000 in 2003 and $423,000 in 2002. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2009 are approximately $482,000, $399,000, $277,000, $159,000 and $6,000, respectively, and $0 thereafter.


Pension Plan. The Company and its domestic subsidiaries have a defined benefit pension plan covering substantially all employees. The benefits are
based on years of service and the employee's compensation.   No additional
service cost benefits were earned subsequent to June 30, 1994. Because of this curtailment of the Plan in 1994, at this time the Projected Benefit Obligation and Accumulated Benefit Obligation are the same. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. The components of net cost of the plan for the years ended December 31 are as follows (in thousands):

                                                  2004    2003    2002
                                                  ----    ----    ----
Interest cost on projected benefit obligation     $ 92    $106    $120
Actual (return)/loss on plan assets                (14)   (109)     99
Net amortization and deferral                      (33)     63    (167)
Settlement loss                                             58
                                                  ----    ----    ----
Net periodic pension cost                         $ 45    $118    $ 52
                                                  ====    ====    ====

The following table sets forth the plan's funded status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                         2004    2003
                                                         ----    ----
Projected and accumulated benefit obligation for
services rendered to date
  Beginning of year                                    $1,489  $1,737
        Loss (gain) due to change in estimates            214      50
        Interest cost                                      92     106
        Less benefits paid                               (114)   (404)
                                                       ------  ------
  End of year                                           1,681   1,489
                                                       ------  ------
Plan assets at fair value
  Beginning of year                                       825     960
        Actual return on plan assets                       14     109
        Contribution                                      216     160
        Less benefits paid                               (114)   (404)
                                                       ------  ------
  End of year                                             941     825
                                                       ------  ------
Plan assets less than benefit obligation                 (740)   (664)
Unrecognized net loss (gain)                              524     277
Minimum pension liability adjustment                     (524)   (277)
                                                       ------  ------
Accrued pension liability (included in other
non-current liabilities)                               $ (740) $ (664)
                                                       ======  ======
The discount rates used in determining the projected benefit obligation were
5.5% in 2004 and 6.25% in 2003.   The expected long-term rate of return on
plan assets used in determining the net periodic pension cost was 6.5% in 2004 and 2003. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual assets categories and economic and other indicators of future performance. The Company may also consult with other professionals in developing expected returns. The plan's weighted-average asset allocation at December 31, 2004 and 2003 and target allocation for 2005 by asset category, are as follows:


                                        2005 Target
   Asset Category                       Allocation      2004    2003
   --------------                       -----------     ----    ----
Equity Securities                         45-60%         56%     60%
Debt Securities                           30-45%         31%     33%
Cash and cash equivalents                  5-15%         13%      7%

The Company intends to contribute approximately $170,000 in 2005 to this plan.


The following benefit payments are expected to be paid: $99,000 in 2005, $132,000 in 2006, $95,000 in 2007, $93,000 in 2008, $150,000 in 2009 and an
aggregate of $645,000 for the five year period ending in 2014.


401(k) Retirement Plan. The Company has a defined contribution plan covering substantially all domestic employees. The Company's contribution, until June of 2003 was based upon the participants' contributions. In June of 2003, the Company suspended its contribution. The expense was $23,000 and $52,000 in 2003 and 2002, respectively.

Officers' Supplemental Pension Plan. The Company has an unfunded, non-contributory defined benefit pension plan covering certain retired officers.

The components of net pension cost of the plan for the years ended
December 31 are as follows (in thousands):
                                                        2004    2003    2002
                                                        ----    ----    ----
Interest cost on projected benefit obligation            $19     $24     $27
Amortization of actuarial gains                           (2)     (3)     (3)
                                                         ---     ---     ---
           Net periodic pension cost                     $17     $21     $24
                                                         ===     ===     ===

The following table sets forth the plan's status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at
December 31 (in thousands):
                                                                 2004    2003
                                                                 ----    ----
Projected benefit obligations
  Balance at beginning of period                                 $347    $391
Loss due to change in estimate                                     25
Interest expense                                                   19      24
Less benefits paid                                                (69)    (68)
                                                                 ----    ----
  Balance at end of period                                        322     347
Unrecognized net gain                                              46      72
                                                                 ----    ----
Accrued pension liability (included in other non-current
liabilities)                                                     $368    $419
                                                                 ====    ====

The discount rate used in determining the projected benefit obligation was 5.5% in 2004 and 6.75% in 2003. All participants are retired and receiving benefits under the Plan and therefore future increases in compensation are not applicable.

The following benefit payments and contributions are expected to be paid:
$69,000 in 2005, $69,000 in 2006, $69,000 in 2007, $65,000 in 2008, $51,000
in 2009 and an aggregate of $124,000 for the five year period ending in 2014.

Other Postretirement Benefit Plans. In addition to the Company's pension plans, the Company had a contributory, unfunded defined benefit plan providing certain health care benefits for domestic employees who retired prior to March 31, 1996, which was terminated effective December 31, 2003.

The components of postretirement benefit cost for the year ended December 31, 2003 and 2002 are as follows (in thousands):
                                                                2003    2002
                                                                ----    ----
Interest cost                                                  $  45     $47
Net amortization                                                  (9)    (11)
Settlement gain                                                 (849)
                                                               -----     ---
Net periodic cost                                              $(813)    $36
                                                               =====     ===
The net benefits paid were $32,000 for 2003.

Deferred Compensation. At December 31, 2004 and 2003, the liability relating to a deferred compensation arrangement between the Company and a former director and officer of the Company was $207,000 and $232,000, respectively. The Company expects to make payments in 2005 totaling $42,000 under this contract.

Note K.  Stock Plans

The 1990 Stock Option Plan provides for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally become exercisable in three equal annual installments on a cumulative basis commencing six months from the date of grant and expire ten years after the date granted.


The Company also has the 1967 Employee Stock Purchase Plan which provides for the grant to purchase shares at 85% of the fair market value of the stock on the date offered. Generally, rights to purchase shares under this plan expire 12 months (maximum 27 months) after the date of grant. For each of the three years in the period ended December 31, 2004, no grants were granted, exercised or cancelled. At December 31, 2004, there were no grants outstanding and there were 52,478 shares available for future grant.

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

The Directors' Stock Option Plan provides for an annual grant of options to non-employee officers and directors. This plan provides for the automatic award of options to purchase 3,000 shares of Common Stock at the fair market value at the date of grant to each person who is a participant on August 1 of each year and pro-rated awards in certain cases. The awards expire five years (ten years for awards granted after 2000) after the date granted. In 2002, the plan was amended to provide for grant on November 9, 2002 of options to purchase 5,500 shares for each participant, and in 2003 the plan was amended to increase the amount granted to 6,000 shares for each participant.

Share information pertaining to these plans is as follows:



                                             1990    Restricted    Directors'
                                            Option     Stock        Option
                                             Plan       Plan         Plan
                                            ------   ----------    ----------
 Outstanding at December 31, 2001          856,050      131,210        65,250
        Granted                            315,500      145,000        51,000
        Cancelled or expired              (131,225)                   (15,000)
        Vested                                          (17,530)
        Exercised
                                         ---------      -------       -------
 Outstanding at December 31, 2002        1,040,325      258,680       101,250
        Granted                            248,500      103,187        36,000
        Cancelled or expired              (154,525)                   (12,000)
        Vested                                          (32,830)
        Exercised                           (3,000)
                                         ---------      -------       -------
 Outstanding at December 31, 2003        1,131,300      329,037       125,250
        Granted                                                        30,000
        Cancelled or expired              (144,751)                   (12,000)
        Vested                                          (53,550)
        Exercised                          (12,497)                   (14,500)
                                         ---------      -------       -------
 Outstanding at December 31, 2004          974,052      275,487       128,750
                                         =========      =======       =======
 Available for future grant                151,848            0        58,250
                                         =========      =======       =======
Under the 1990 Option Plan, the exercise price for options granted in 2002 and 2003 was $1.55 and $2.20, respectively. The weighted average exercise price for the options outstanding under the Option Plan is $4.08 with expiration dates ranging from 2010 to 2013. Options were exercised under the Option Plan at weighted average exercise prices of $1.55 and $1.65 in 2003 and 2004, respectively. Shares exercisable under the Option Plan and weighted average exercise price at December 31, 2002, 2003 and 2004 were 580,892 and $7.32, 681,764 and $6.53 and 708,058 and 4.88, respectively. The weighted average remaining lives for options outstanding at December 31, 2002, 2003 and 2004 were 6.6, 7.3 and 8.25 years, respectively.

Under the Restricted Stock Plan compensation expense was $208,000, $228,000 and $220,000 in 2004, 2003 and 2002, respectively.

The exercise price for options granted under the Directors' Stock Option Plan in 2002 ranged from $1.45 to $2.00, for options granted in 2003 was $2.11 and for options granted in 2004 was $3.50. The weighted average exercise price for the options outstanding under the plan is $3.68 with expiration dates ranging from 2005 to 2014. No options were exercised in 2002 and 2003; in 2004, options with a weighted average exercise price of $1.93 were exercised. Shares exercisable at December 31, 2002, 2003 and 2004 were 62,250, 101,250 and 104,750, respectively. The weighted average remaining lives for options outstanding at December 31, 2002, 2003 and 2004 were 7.0, 7.6 and 7.63 years, respectively.

Note L.  Cumulative Other Comprehensive Loss

Cumulative other comprehensive loss consists of the following at December 31 (in thousands):
                                                        2004    2003    2002
                                                        ----    ----    ----
Cumulative translation adjustment                      $ 171   $  50   $ (79)
Minimum pension liability net of tax of $128            (396)   (148)   (219)
                                                       -----   -----   -----
                                                       $(225)  $ (98)  $(298)
                                                       =====   =====   =====

Note M.  Related Party Transactions

Prior to August 2002 the Company had advanced amounts to officers primarily for personal income taxes related to various stock option plans. The amounts outstanding at December 31, 2004 and 2003 of $1,968,000 and $1,931,000
include interest accrued on the advances. This indebtedness bears interest at rates approximating market rates and is payable upon demand. No advances have been made since July 2002.

Note N.  Operations by Industry Segment and Geographic Areas

The Company operates in two segments. In the United States, the Company designs, manufactures and sells equipment for use in telephone central offices. In Europe (United Kingdom), the Company distributes equipment for use in customers' premises, primarily contact centers. Information about the Company's operations by segment and geographic area for the years ended December 31, is as follows (in thousands):
                                                   2004       2003       2002
                                                   ----       ----       ----
Net sales
  United States                                 $ 8,699    $ 5,096    $ 5,536
  Europe                                          5,526      5,161      5,763
                                                -------    -------    -------
                                                $14,225    $10,257    $11,299
                                                =======    =======    =======
Operating profit (loss)
  United States                                 $   739    $(3,047)   $(5,115)
  Europe                                           (224)       (68)       (75)
Intercompany eliminations                                       11         19
                                                -------    -------    -------
                                                    515     (3,104)    (5,171)
General corporate expenses                        1,165      1,390      1,094
Other (income) expense, net                        (151)    (1,007)      (206)
                                                -------    -------    -------
Income (loss) before income taxes               $  (499)   $(3,487)   $(6,059)
                                                =======    =======    =======

Total assets
  United States                                 $16,773    $16,042    $20,164
  Europe                                          2,183      2,856      2,655
  Intercompany eliminations                                                (7)
                                                -------    -------    -------
                                                $18,956    $18,898    $22,812
                                                =======    =======    =======
Long-lived assets
  United States                                 $   953    $ 1,160    $ 1,485
  Europe                                            435        395        473
                                                -------    -------    -------
                                                $ 1,388    $ 1,555    $ 1,958
                                                =======    =======    =======
Expenditures for long-lived assets
  United States                                 $   123    $   180    $   570
  Europe                                             81         26         53
                                                -------    -------    -------
                                                $   204    $   206    $   623
                                                =======    =======    =======
Depreciation and amortization
  United States                                 $   351    $   502    $   588
  Europe                                             47        110        165
  Intercompany eliminations                                               (10)
                                                -------    -------    -------
                                                $   398    $   612    $   743
                                                =======    =======    =======

The United States operations had net sales of $6.8 million, $2.8 million and $1.6 million in 2004, 2003 and 2002, respectively, to one major customer and sales of $.4 million, $1.1 million and $1.4 million in 2004, 2003 and 2002 to another major customer. The European operations had sales of $2.9 million, $3.0 million and $2.2 million in 2004, 2003 and 2002, respectively, to one customer.

Note O. QUARTERLY FINANCIAL DATA (UNAUDITED) (in thousands except per share amounts)

2004                             First    Second    Third   Fourth
----                             -----    ------    -----   ------
Sales                           $2,261    $4,243   $1,889   $5,832
Gross profit                       748     2,499      713    3,794
Net income (loss)               (1,351)      376   (1,348)   1,769
Net income (loss) per share:
        Basic                    $(.24)     $.07    $(.23)   $ .30
        Diluted                   (.24)      .06     (.23)     .28

2003                             First    Second    Third   Fourth
----                             -----    ------    -----   ------
Sales                           $2,496    $2,448   $3,498   $1,815
Gross profit                       918       990    1,860      428
Net loss                        (1,325)     (326)    (466)  (1,433)
Net loss per share:
        Basic                    $(.24)    $(.06)   $(.08)   $(.25)
        Diluted                   (.24)     (.06)    (.08)    (.25)

        The gross margin percentage for the fourth quarter of 2004 was 65% versus 47% for the first nine months of 2004 due to increased volume and an improved product mix. The gross margin percentage for the fourth quarter of 2003 was 24% versus 45% for the first nine months of 2003 primarily due to lower volume and lower absorption of overhead.

        Included in the second quarter of 2003 was a non-cash gain of $.8 million due to the termination of the Company's postretirement health benefits plan.

        Included in the third quarter of 2003 was an expense of $.2 million for the estimated settlement of a rent dispute in the UK distributorship operations. Due to the satisfactory resolution of the company's claim against a third party, this amount was reversed in the fourth quarter of 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9a.  Controls and Procedures

        Quarterly Evaluation. The Company's management carried out an evaluation as of December 31, 2004 of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which the Company refers to as the Company's disclosure controls. This evaluation was done under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require that the Company present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls as of the end of the period covered by this annual report.

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

        Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

        * pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

        * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management or the Company's Board of Directors; and

        * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the Company's financial statements.

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


        Scope of the Evaluation of the Company's Disclosure Controls and Procedures. As of December 31, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation of the Company's disclosure controls and procedures included a review of the Company's internal audit procedures, as well as discussions with members of management and others in the Company, as appropriate. In the course of the evaluation, the Company sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements were being undertaken. The overall goals of these various evaluation activities are to monitor the company's disclosure controls and procedures and to make modifications as necessary. The Company's intent in this regard is that the disclosure controls and procedures will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, the Company sought in this evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's internal control over financial reporting, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's internal control over financial reporting. The Company also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with the Company's on-going procedures.

        Periodic Evaluation and Conclusion of Disclosure Controls and Procedures. As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of December 31, 2004.


        Scope of the Evaluation of the Company's Internal Control Over Financial Reporting. As with the Company's evaluation of its disclosure controls and procedures, the evaluation by the Company's Chief Executive Officer and Chief Financial Office of the Company's internal control over financial reporting included a review, in conjunction with the Company's internal auditors and others in the Company's organization, of the Company's procedures relating to the reliability of the Company's financial reporting and preparation of the Company's financial statements in accordance with generally accepted accounting principles ("GAAP"). Among other matters, the Company sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in its internal control over financial reporting, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's internal control over financial reporting. This information is important both for the evaluation generally and because the Section 302 certifications require that the Company's Chief Executive Officer and Chief Financial Officer disclose that information to the Audit Committee of the Board of Directors and the Company's independent auditors and also require the Company to report on related matters in this section of the report on Form10-K. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the company's ability to record, process, summarize and report financial data reliably, in accordance with GAAP, in the Company's external financial statements. A "material weakness" is defined in the auditing literature as a significant deficiency where the internal control does not reduce to a relatively low risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions. In addition to evaluating the Company's internal control over financial reporting, the Company is documenting and testing the Company's internal control over financial reporting so that management will be able to report on, and the Company's independent auditors will be able to attest to, the Company's internal control over financial reporting as of December 31, 2005, as required by applicable laws and regulations, and the Company will continue to remediate its internal controls to the extent that the Company's testing reveals inadequacies in its controls. Management believes that the Company had adequate internal control over financial reporting but cannot be certain that, since there is no precedent available by which the Company can measure the adequacy of its control system in advance, the Company or the Company's independent auditors will be able to complete all the required testing of controls to attest to the Company's assessment of these controls on a timely basis.

        Changes in Internal Control Over Financial Reporting. During the three months ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company's internal control for financial reporting.

Item 9b.  Other Information

        Not applicable.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

        The information appearing under the captions Information Concerning Nominees, Qualification of Audit Committee Members, Code of Ethics, and
Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the annual meeting of stockholders to be held on May 12, 2005 is incorporated herein by reference.

        The identification of the executive officers of the Company and their positions with the Company and ages as of March 1, 2004 is set forth under the caption Executive Officers of the Company in Part I of this Annual Report on Form 10-K.

Item 11.   Executive Compensation

        The information on executive compensation set forth under the caption Executive Compensation in the Proxy Statement for the annual meeting of stockholders to be held on May 12, 2005 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        Security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans set forth under the captions Security Ownership and Equity Compensation Plan Information, respectively, in the Proxy Statement for the annual meeting of stockholders to be held on May 12, 2005 is incorporated herein by reference.

        Changes in Control.  None.

Item 13.   Certain Relationships and Related Transactions

        The information on certain relationships and related transactions set forth under the caption Certain Relationships and Related Transactions in the Proxy Statement for the annual meeting of stockholders to be held on May 12, 2005 is incorporated herein by reference.


Item 14.   Principal Accountant Fees and Services

        The information on fees charged by the principal accountant set forth under the caption Independent Auditors' Fees in the Proxy Statement for the annual meeting of stockholders to be held on May 12, 2005 is incorporated herein by reference.


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

        (b) There was one report filed on Form 8-K during the fourth quarter of 2004. On November 12, 2004, the Company filed a current report on Form 8-K pursuant to Item 9 (Regulation F Disclosures) to furnish a press release reporting results of the third quarter of 2004.

                                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

                                                COGNITRONICS CORPORATION
                                                Registrant

                                                by    /s/   Garrett Sullivan
                                                Garrett Sullivan
                                                Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2005.


Signature                                             Title

Chief Executive Officer:


/s/ Brian J. Kelley                               President and Chief
     Brian J. Kelley                              Executive Officer



Chief Financial and Accounting Officer:


/s/ Garrett Sullivan                              Treasurer
     Garrett Sullivan

A Majority of the Board of Directors:


/s/ John T. Connors                               Director
     John T. Connors


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

Financial Statements Covered by Reports of Independent Registered Public
Accounting Firms:                                                    Page

  Reports of Independent Registered Public Accounting Firms            12

  Consolidated Balance Sheets, December 31, 2004 and 2003              14

  Consolidated Statements of Operations and Comprehensive Loss
  for each of the three years in the period ended December 31, 2004    15

  Consolidated Statements of Stockholders' Equity for each of the
  three years in the period ended December 31, 2004                    16

  Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2004                          17

  Notes to Consolidated Financial Statements                           18

     (2) and (d) Financial Statement Schedules

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information has been included in the Company's financial statements and, therefore, have been omitted.

                        Item 15(a)(3) and (c)

                          INDEX TO EXHIBITS

Exhibit

3.1	Certificate of Incorporation as filed on January 2, 1962 (Exhibit
        3-1-A to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).

3.2	Amendment, dated June 28, 1965 (Exhibit 3-1-B to Form S-1
        Registration Statement No. 2-27439 and incorporated herein by reference).

3.3	Amendment, dated September 29, 1966 (Exhibit 3-1-C to Form S-1
        Registration Statement No. 2-27439 and incorporated herein by reference).

3.4	Amendment, dated October 30, 1967 (Exhibit 3-1-D to Form S-1
        Registration Statement No. 2-27439 and incorporated herein by reference).


3.5	Amendment, dated July 14, 1981 (Exhibit 3.5 to Annual Report on
        Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference).

3.6	Amendment, dated August 15, 1984 (Exhibit 3.6 to Annual Report on
        Form 10-K for the fiscal year ended December 31, 1984 and incorporated herein by reference).

3.7	Amendment dated May 26, 1988 (Exhibit 3.7 to Annual Report on
        Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).

3.8	Amendment dated November 3, 1994 (Exhibit 3.8 to Annual Report on
        Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

3.9 Amendment, dated September 1, 1999 (attached as Exhibit 3 to this Annual Report on Form 10-K).

3.10	Amendment, dated July 25, 2000 (Exhibit 3.1 to Quarterly Report on
        Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference).

3.11	By-laws of the Company (Exhibit 3.9 to Annual Report on Form 10-K
        for the year ended December 31, 1994 and incorporated herein by reference).

4.	Specimen Certificate for Common Stock (Exhibit 4-1 to Form S-1
        Registration Statement No. 2-27439 and incorporated herein by reference).

10.1	1990 Stock Option Plan, as amended (Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).

10.2	Lease, dated April 30, 1993, between The Danbury Industrial
        Corporation, landlord, and Cognitronics Corporation, tenant (Exhibit
        10.3 to Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.3	Lease amendment, dated as of January 27, 2003, between the Danbury
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

21.	List of subsidiaries of the Company as of December 31, 2004 (attached as Exhibit 21 to this Annual Report on Form 10-K).

23.1 Consent of Independent Registered Public Accounting Firm, dated March 30, 2005 (attached as Exhibit 23 to this Annual Report on Form 10-K).

23.2	Consent of former Independent Registered Public Accounting Firm, dated
        March 30, 2005 (attached as Exhibit 23.2 to this Annual Report on
        Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 as
        Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached as Exhibit 31.1 to this Annual Report on Form 10-K).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 as
        Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached as Exhibit 31.2 to this Annual Report on Form 10-K).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.
        Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached as Exhibit 32.1 to this Annual Report on
        Form 10-K).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C.
        Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached as Exhibit 32.2 to this Annual Report on
        Form 10-K).
















































Copies of the Exhibits to this Annual Report on Form 10-K are available upon written request to the Secretary of the Company at 3 Corporate Drive, Danbury, CT 06810-4130 and payment of $35.00 for a complete set of the Exhibits or $.25 per page for any part thereof (minimum $5.00).