Form 10-Q
period 2005-03-31
COGNITRONICS CORP
filed 2005-05-12
CIK 21438

CONFORMED

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

                                  or

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

        Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                       Yes             No   x

        The Registrant has 5,743,903 shares of Common Stock, $.20 par value per share outstanding at March 31, 2005.









Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                             March 31,       December 31,
                                               2005              2004
                                           (Unaudited)       (Note)ASSETS
                                           -----------       ------------
CURRENT ASSETS
  Cash and cash equivalents                 $ 2,664           $ 2,836
  Marketable securities                       8,021             5,847
  Accounts receivable, net                    2,798             4,466
  Inventories                                 2,107             2,303
  Other current assets                          207               148
                                            -------           -------
      TOTAL CURRENT ASSETS                   15,797            15,600

LOANS TO OFFICERS                             1,982             1,968
PROPERTY, PLANT AND EQUIPMENT, NET              862               922
GOODWILL                                        319               319
OTHER ASSETS                                     95               147
                                            -------           -------
                                            $19,055           $18,956
                                            =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $   631           $   348
  Accrued compensation and benefits             827               842
  Deferred service revenue                    1,094               576
  Other accrued expenses                      1,109             1,137
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,661             2,903

NON-CURRENT LIABILITIES                         992             1,038

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 per share,
    authorized 20,000,000 shares;
    issued 5,866,878 shares                   1,173             1,173
  Additional paid-in capital                 12,546            12,586
  Retained earnings                           2,110             2,865
  Accumulative other comprehensive loss        (204)             (225)
  Unearned compensation                        (262)             (303)
                                            -------           -------
                                             15,363            16,096
  Less cost of 122,975 and 138,308
   common shares in treasury                   (961)           (1,081)
                                            -------           -------
     TOTAL STOCKHOLDERS' EQUITY              14,402            15,015
                                            -------           -------
                                            $19,055           $18,956
                                            =======           =======

See Note to Condensed Consolidated Financial Statements.



                  COGNITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME(LOSS) (UNAUDITED)
               (dollars in thousands except per share amounts)


                                                Three Months Ended
                                                     March 31,

                                                 2005        2004
                                                 ----        ----
REVENUES
  Sales                                         $2,230     $ 2,047
  Service                                          499         214
                                                ------     -------
                                                $2,729     $ 2,261

COST AND EXPENSES:
  Cost of products sold and services             1,232       1,513
  Research and development                         718         595
  Selling, general and
     administrative                              1,580       1,520
  Other (income)expense, net                       (61)        (31)
                                                ------     -------
                                                 3,469       3,597
                                                ------     -------
  Loss before income taxes                        (740)     (1,336)
PROVISION FOR INCOME TAXES                          15          15
                                                ------     -------
NET LOSS                                          (755)     (1,351)
Currency translation adjustment                     21          88
                                                ------     -------
COMPREHENSIVE LOSS                              $ (734)    $(1,263)
                                                ======     =======
NET LOSS PER SHARE:

  Basic                                          $(.13)      $(.24)
                                                ======       =====
  Diluted                                        $(.13)      $(.24)
                                                 =====       =====
Weighted average number of
   shares outstanding:

  Basic                                       5,634,141    5,530,124
                                              =========    =========
  Diluted                                     5,634,141    5,530,124
                                              =========    =========






See Note to Condensed Consolidated Financial Statements.






                  COGNITRONICS CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                 Three Months Ended
                                                       March 31,

                                                 2005           2004
                                                 ----           ----
NET CASH PROVIDED BY
   OPERATING ACTIVITIES                        $2,002         $  144
                                               ------         ------
INVESTING ACTIVITIES
  Purchase of marketable securities            (3,574)        (1,529)
  Sales of marketable securities                1,400          2,810
  Additions to property, plant and
    equipment, net                                (18)           (50)
  Purchase of software                            (17)
                                               ------         ------
     NET CASH PROVIDED(USED) BY
      INVESTING ACTIVITIES                     (2,209)         1,231
                                               ------         ------
FINANCING ACTIVITIES
  Shares issued pursuant to
    employee stock plans                           25              2
                                               ------         ------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                         25              2
                                               ------         ------
EFFECT OF EXCHANGE RATE DIFFERENCES                10             42
                                               ------         ------
INCREASE(DECREASE)IN CASH AND
  CASH EQUIVALENTS                               (172)         1,419
CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                    2,836          2,877
                                               ------         ------
CASH AND CASH EQUIVALENTS - END OF PERIOD      $2,664         $4,296
                                               ======         ======
INCOME TAXES PAID                              $    2         $   81
                                               ======         ======
INTEREST PAID                                  $    0         $    1
                                               ======         ======


See Note to Condensed Consolidated Financial Statements.














       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                March 31, 2005

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Inventories (in thousands):
                                        March 31,          December 31,
                                          2005                 2004
                                        ---------          -----------
Finished and in process                  $1,432               $1,572
Materials and purchased parts               675                  731
                                         ------               ------
                                         $2,107               $2,303
                                         ======               ======

Non-Current Liabilities (in thousands):

                                        March 31,          December 31,
                                          2005                 2004
                                        ---------          ------------
Accrued supplemental pension plan        $  357               $  368
Accrued deferred compensation               200                  207
Accrued pension expense                     713                  740
                                         ------               ------
                                          1,270                1,315
     Less current portion                   278                  277
                                         ------               ------
                                         $  992               $1,038
                                         ======               ======

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included.


Stock-Based Compensation

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

                                                 Three Months Ended
                                                      March 31,

                                                  2005         2004
                                                  ----         ----
Net loss as reported                             $(755)     $(1,351)
Add: Stock-based compensation
  included therein                                  80           96
Deduct: Total stock-based compensation
  under fair value method                         (142)        (229)
                                                 -----      -------
Pro forma net loss                               $(817)     $(1,484)
                                                 =====      =======
Net loss per share
     As reported   Basic                         $(.13)       $(.24)
                   Diluted                       $(.13)       $(.24)
     Pro forma     Basic                         $(.15)       $(.27)
                   Diluted                       $(.15)       $(.27)

There were no options granted in the periods ended March 31, 2005 and 2004.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-based Payment" that will require the Company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) becomes mandatorily effective for the Company on January 1, 2006. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.


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


The components of net periodic benefit cost of the plan for the three months ended March 31 are as follows (in thousands):

                                                       2005     2004
                                                       ----     ----
Interest cost on projected
  benefit obligation                                    $23      $23
Expected return on plan assets                          (15)     (13)
Amortization of net loss                                  7        3
                                                        ---      ---
     Net periodic pension cost                          $15      $13
                                                        ===      ===

The Company expects the funding requirement to be $185,000 in 2005 of which $42,000 was funded during the current interim period.

                                                       Operations by
Industry Segments and Geographic Areas:

                                                 Three Months Ended
                                                       March 31,

                                                   2005       2004
                                                   ----       ----
Net Revenues
  United States                                  $ 1,721    $   431
  Europe                                           1,008      1,830
                                                 -------    -------
                                                 $ 2,729    $ 2,261
                                                 =======    =======
Operating Profit(loss)
  United States                                  $  (204)   $(1,213)
  Europe                                            (257)       184
                                                 -------    -------
                                                    (461)    (1,029)
  General corporate expense                          340        338
  Other (income)expense                              (61)       (31)
                                                 -------    -------
  Loss before income taxes                       $  (740)   $(1,336)
                                                 =======    =======
Total Assets
  United States                                  $16,650    $14,260
  Europe                                           2,405      3,601
                                                 -------    -------
                                                 $19,055    $17,861
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

Results of Operations

For the quarter ended March 31, 2005, the Company reported a loss of $.8 million ($.13 per basic and diluted share), versus a loss of $1.4 million ($.24 per basic and diluted share) in the comparable 2004 quarter.


Consolidated revenues for the first quarter of 2005 increased $.5 million, or 21%, from the prior year period. Revenues of domestic operations increased $1.3 million, or 299%, due to increased product sales of $1.2 million due to sales of $725,000 to a world-wide telecommunication system integrator and an increase in sales to telecommunication service providers. The revenues of the UK distributorship operations decreased in the first quarter of 2005 from the prior year by $.8 million (45%) due to lower sales volume. Included in the 2004 quarter was an order of $471,000 for power over LAN equipment which was not repeated in the current year's quarter.

The gross margin percentage was approximately 55% in the 2005 quarter versus 33% in the prior year. This increase is attributable to the increase in the sales volume and service revenues of the domestic operations.

Research and development expense increased $.1 million (21%) from the same period in 2004, primarily due to higher personnel costs.

Selling, general and administrative expense increased $60,000, or 4%, primarily due to higher commissions and salaries in the domestic operations.

Other (income) expense increased due to higher interest earned on cash balances and marketable securities, reflecting higher interest rates.

No tax benefit was provided for the losses incurred in 2005 since the Company cannot determine that the realization of the net deferred tax asset is more likely than not.


Liquidity and Sources of Capital

Net cash provided by operations for the three months ended March 31, 2005 was $2.0 million versus $.1 million in 2004; this variance from the prior year is attributable to the decrease in accounts receivable in the 2005 quarter. The cash used by investing activities of $2.2 million in 2005 versus $1.2 provided in 2004 reflects net purchases of marketable securities in 2005 versus net sales in 2004.

Working capital and the ratio of current assets to current liabilities was $12.1 million and 4.3:1 at March 31, 2005 compared to $12.7 million and 5.4:1 at December 31, 2004.

During the remainder of 2005, the Company may repurchase up to an additional 253,792 shares of its common stock and anticipates purchasing $.3 million of equipment. Management believes that the cash flow from operations, its cash and cash equivalents and marketable securities will be sufficient to meet these needs in 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provisions, a change in interest rates would not have a material impact on their value.

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. The UK pound was stronger against the US dollar during the first quarter of 2005 as compared to the first quarter of 2004 so the loss of the UK distributorship operations was translated into more dollars than they would have in the first quarter of 2004. The relative value of the UK pound to US dollar was approximately the same at March 31, 2005 as at December 31, 2004. At March 31, 2005, the UK distributorship operations had net assets of $1.0 million.


Item 4.  Controls and Procedures

Cognitronics Corporation's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be disclosed in this quarterly report and all information required to be disclosed by the Company under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. During the three months ended March 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls for financial reporting.


Part II


Item 6.  Exhibits

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



                                      COGNITRONICS CORPORATION
                                              Registrant



Date: May 11, 2005                 By
                                       /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                          and Chief Financial Officer