Form 10-Q
period 2005-06-30
COGNITRONICS CORP
filed 2005-08-15
CIK 21438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

                                  or

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

        The Registrant has 5,747,070 shares of Common Stock, $.20 par value per share outstanding at June 30, 2005.






Part I, Item 1.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                            June 30,        December 31,
                                              2005             2004
                                           (Unaudited)
                                           -----------      ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 2,953           $ 2,836
  Marketable securities                       7,026             5,847
  Accounts receivable, net                    1,144             4,466
  Inventories                                 2,062             2,303
  Other current assets                          166               148
                                            -------           -------
      TOTAL CURRENT ASSETS                   13,351            15,600

LOANS TO OFFICERS                             1,996             1,968
PROPERTY, PLANT AND EQUIPMENT, NET              790               922
GOODWILL                                        319               319
OTHER ASSETS                                     91               147
                                            -------           -------
                                            $16,547           $18,956
                                            =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $   268           $   348
  Accrued compensation and benefits             829               842
  Deferred service revenue                      782               576
  Other accrued expenses                        987             1,137
                                            -------           -------
      TOTAL CURRENT LIABILITIES               2,866             2,903

OTHER NON-CURRENT LIABILITIES                   918             1,038

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 20,000,000 shares;
    issued 5,866,878 shares                   1,173             1,173
  Additional paid-in capital                 12,584            12,586
  Retained earnings                             415             2,865
  Accumulated other comprehensive loss         (250)             (225)
  Unearned compensation                        (222)             (303)
                                            -------           -------
                                             13,700            16,096
    Less cost of 119,808 and 138,308
      common shares in treasury                (937)           (1,081)
       TOTAL STOCKHOLDERS' EQUITY            12,763            15,015
                                            -------           -------
                                            $16,547           $18,956
                                            =======           =======



See Note to Condensed Consolidated Financial Statements.


                  COGNITRONICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                   COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
               (dollars in thousands, except per share amounts)


                            Three Months Ended       Six Months Ended
                                 June 30,                 June 30,

                             2005        2004        2005       2004

REVENUES:
  Sales                     $1,068      $4,009      $3,298     $6,056
  Service                      567         234       1,066        448
                            ------      ------      ------     ------
                             1,635       4,243       4,364      6,504


COST AND EXPENSES:
  Cost of products sold
    and services               991       1,744       2,223      3,257
  Research and development     791         635       1,509      1,230
  Selling, general and
     administrative          1,609       1,505       3,189      3,025
  Other (income), net          (76)        (32)       (137)       (63)
                            ------      ------      ------     ------
                             3,315       3,852       6,784      7,449
Income(loss) before
  income taxes              (1,680)        391      (2,420)      (945)
PROVISION FOR INCOME
  TAXES                         15          15          30         30
                            ------      ------      ------     ------
NET INCOME (LOSS)           (1,695)        376      (2,450)      (975)

Currency translation
 adjustment                    (46)        (10)        (25)        78
                           -------      ------     -------     ------
COMPREHENSIVE INCOME(LOSS) $(1,741)     $  366     $(2,475)    $ (897)
                           =======      ======     =======     ======
NET INCOME(LOSS)PER SHARE:
  Basic                      $(.30)      $ .07       $(.43)     $(.18)
  Diluted                    $(.30)      $ .06       $(.43)     $(.18)


Weighted average number
of outstanding shares:
  Basic                  5,653,173   5,548,811    5,643,571  5,541,034
  Diluted                5,653,173   6,278,428    5,643,571  5,541,034






See Note to Condensed Consolidated Financial Statements.




                  COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                   Six Months Ended
                                                       June 30,

                                                 2005           2004
                                                 ----           ----
NET CASH PROVIDED(USED) BY OPERATIONS           $1,338         $ (245)
                                                ------         ------

INVESTING ACTIVITIES
  Purchases of marketable securities            (5,529)        (4,463)
  Sales of marketable securities                 4,325          4,660
  Additions to property, plant and
     equipment, net                                (32)           (84)
                                                ------         ------
    NET CASH PROVIDED(USED) BY
     INVESTING ACTIVITIES                       (1,236)           113
                                                ------         ------


FINANCING ACTIVITIES
  Shares issued pursuant to employee
    stock plans                                     30             14
                                                ------         ------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                    30             14
                                                ------         ------


EFFECT OF EXCHANGE RATE DIFFERENCES                (15)            (2)
                                                ------         ------
INCREASE(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      117           (120)
CASH AND CASH EQUIVALENTS- BEGINNING
   OF PERIOD                                     2,836          2,877
                                                ------         ------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $2,953         $2,757
                                                ======         ======

INCOME TAXES PAID                               $    2         $   63
                                                ======         ======
INTEREST PAID                                   $    2         $    5
                                                ======         ======



See Note to Condensed Consolidated Financial Statements.










       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                June 30, 2005

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Inventories (in thousands):
                                         June 30,          December 31,
                                           2005                2004
                                         -------           ------------
Finished and in process                   $1,612              $1,572
Materials and purchased parts                450                 731
                                          ------              ------
                                          $2,062              $2,303
                                          ======              ======

Other Non-Current Liabilities (in thousands):
                                         June 30,          December 31,
                                           2005                2004
                                         --------          ------------
Accrued supplemental pension plan         $  345              $  368
Accrued deferred compensation                194                 207
Accrued pension expense                      680                 740
                                          ------              ------
                                           1,219               1,315
    Less current portion                     301                 277
                                          ------              ------
                                          $  918              $1,038
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

The Company applies the disclosure only provisions of the Statement of Financial Accounting Standards Board ("SFAS") No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" for employee stock option awards. Had compensation cost for the Company's stock option plans been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net income(loss) and basic and diluted net income(loss) per share would have approximated the pro forma amounts indicated below (dollars in thousands except per share amounts):

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,

                                   2005      2004        2005      2004
                                   ----      ----        ----      ----
Net income(loss) as reported    $(1,695)    $ 376     $(2,450)    $(975)
  Add: Stock-based compensation
   expense included therein         77         96         157       192
  Deduct: Total stock-based
   compensation expense
    determined under the fair
     value based method           (117)      (171)       (259)     (400)
                               -------      -----     -------   -------
Pro forma net income(loss)     $(1,735)     $ 301     $(2,552)  $(1,183)
                               =======      =====     =======   =======
Net income(loss) per share
   As reported    Basic          $(.30)     $ .07       $(.43)    $(.18)
                  Diluted        $(.30)     $ .06       $(.43)    $(.18)

    Pro forma     Basic          $(.31)     $ .05       $(.46)    $(.21)
                  Diluted        $(.31)     $ .05       $(.46)    $(.21)


There were no options granted in the periods ended June 30, 2005 and 2004.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), "Share-based Payment" that will require the Company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) becomes mandatorily effective for the Company on January 1, 2006. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

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


The components of net periodic benefit cost of the plan for the three and six months ended June 30 are as follows (in thousands):

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                  2005      2004         2005      2004
                                  ----      ----         ----      ----
Interest cost on projected
  benefit obligation               $22       $23          $45       $46
Expected return on plan assets     (14)      (15)         (29)      (28)
Amortization of net loss             8         2           15         5
                                   ---       ---          ---       ---
   Net periodic pension cost       $16       $10          $31       $23
                                   ===       ===          ===       ===

The Company expects the funding requirement to be $211,000 in 2005 of which $88,000 was funded during the six months ended June 30, 2005.


Operations by Industry Segments and Geographic Areas:

                                 Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                  2005      2004         2005      2004
                                  ----      ----         ----      ----
Net Revenues
  United States                 $1,054    $2,568      $ 2,775   $ 2,999
  Europe                           581     1,675        1,589     3,505
                                ------    ------      -------   -------
                                $1,635    $4,243      $ 4,364   $ 6,504
                                ======    ======      =======   =======
Operating Profit(Loss)
  United States                 $ (960)   $  577      $(1,164)  $  (638)
  Europe                          (457)       93         (714)      277
                                ------    ------      -------   -------
                                (1,417)      670       (1,878)     (361)
  General Corporate Expense        339       311          679       647
  Other (income), net              (76)      (32)        (137)      (63)
                               -------    ------      -------   -------
   Income(loss) before income
    taxes                      $(1,680)   $  391      $(2,420)  $  (945)
                               =======    ======      =======   =======
Total Assets
  United States                                       $15,516   $15,757
  Europe                                                1,041     3,073
  Intercompany eliminations                               (10)
                                                      -------   -------
                                                      $16,547   $18,830
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

Results of Operations

The Company reported net losses of $1,695,000 for the three months ended June 30, 2005 and $2,450,000 for the six months ended June 30, 2005 versus net income of $376,000 and a net loss of $975,000, respectively, in the prior year periods.

Consolidated revenues for the quarter ended June 30, 2005 decreased $2.6 million (61%) to $1.6 million due to sales decreases in both the domestic and the UK distributorship operations. The revenues in the domestic operations decreased $1.5 million (59%) to $1.1 million due to a decrease of $1.7 on sales, offset, in part, by an increase of $.2 million in service income. Included in the 2004 revenues were sales of $1.7 million to a large telecommunication service provider. The increase in service income reflects an increasing base. Sales of the Company's UK distributorship operations decreased $1.1 million (65%) due to lower volume. Consolidated revenues for the six months ended June 30, 2005 decreased $2.1 million (33%) primarily due to sales decrease of $1.9 (55%) in the UK distributorship operations due to lower volume. The domestic sales decreased $.6 (22%) offset by an increase of $.4 in maintenance income. Included in sales in 2004 was $1.7 million to a large telecommunication service provider versus $.3 million in the current year period; however, the Company has received in July orders of approximately $2 million from this customer. Offsetting lower sales to this customer in 2005 were increased sales of $.7 million to a world-wide telecommunication system integrator.

Gross margin percentage was 39% for the three months and 49% for the six months ended June 30, 2005 and 59% and 50%, respectively, in the comparable 2004 periods. The three-month period ended June 30, 2005 versus the prior year period was unfavorably impacted by lower sales volume and the concomitant lower absorption of fixed costs.

Research and development expenses for the three and six-month periods ended June 30, 2005 increased $.2 million (25%) and $.3 million (23%), respectively, from the comparable 2004 periods due to higher material costs and increased personnel costs due to increased salaries and headcount. Selling, general and administrative expenses increased $.1 million (7%) and $.2 million (5%) for the three and six-month periods ended June 30, 2005 versus the prior year periods due to higher professional fees, travel expense and personnel costs.

Other income, net increased due to higher interest earned on cash balances and marketable securities due to higher interest rates.


Liquidity and Sources of Capital

Net cash provided by operations for the six months ended June 30, 2005 was $1.3 million versus the net cash used of $.2 million in the 2004 period. In the 2005 period the positive cash flow from operations was primarily due to the reduction of accounts receivable by $3.3, offset by a loss from operations.

Working capital and the ratio of current assets to current liabilities were $10.5 million and 4.7:1 at June 30, 2005 compared to $12.7 million and 5.4:1 at December 31, 2004.

During the remainder of 2005, the Company may repurchase up to an additional 253,792 shares of its common stock and anticipates purchasing $.4 million of equipment. Management believes that its cash and cash equivalents and marketable securities will be sufficient to meet these needs in 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provisions, a change in interest rates should not have a material impact on their value.

Exchange rate fluctuations will impact the results of operations and the net assets of the Company's UK distributorship operations. The UK pound was stronger against the US dollar during the three-month and six-month periods ended June 30, 2005 as compared to the comparable periods of 2004, so the losses of the UK distributorship operations were translated into more dollars than they would have in the 2004 periods. The relative value of the UK pound to US dollar decreased by 7% from December 31, 2004 to June 30, 2005. At June 30, 2005, the UK distributorship operations had net assets of $.5 million. The Company does not hedge this foreign currency net asset exposure.

Item 4.  Controls and Procedures

Cognitronics Corporation's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be disclosed in this quarterly report and all information required to be disclosed by the Company under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. During the three months ended June 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls for financial reporting.
                                   PART II

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Stockholders was held on May 12, 2005.

(b) Messrs. John T. Connors, Brian J. Kelley, Jack Meehan, William A. Merritt and William J. Stuart were elected directors at the meeting.

(c) The following matters were voted upon by stockholders:

                                          Withheld               Broker
                                 For      or Against   Abstain    Non-votes

1. Election of five
   Directors -
    John T. Connors         5,267,825      104,820              378,328
    Brian J. Kelley         5,353,395       19,250              378,328
    Jack Meehan             5,360,717       11,928              378,328
    William A. Merritt      5,360,917       11,728              378,328
    William J. Stuart       5,362,217       10,428              378,328

2. To approve the selection
   of Carlin, Charron &
   Rosen, LLP as
   independent auditors     5,341,842       23,325     7,478    378,328

Item 6.    Exhibits

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



                                      COGNITRONICS CORPORATION
                                          Registrant



Date: August 15, 2005          By    /s/ Garrett Sullivan
                                      Garrett Sullivan, Treasurer
                                       and Chief Financial Officer