Form 10-Q
period 2005-09-30
COGNITRONICS CORP
filed 2005-11-14
CIK 21438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

                                  or

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

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                       Yes             No   x

   The Registrant has 5,751,403 shares of Common Stock, $.20 par value per share outstanding at September 30, 2005.Part I, Item 1.





                  COGNITRONICS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                            (dollars in thousands)

                                          September 30,     December 31,
                                              2005              2004
                                          -------------     ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 2,867           $ 2,222
  Marketable securities                       7,305             5,847
  Accounts receivable, net                      957             3,737
  Inventories                                 1,662             1,595
  Other current assets                          137               148
  Assets - discontinued subsidiary
    held for sale                             1,983             2,486
                                            -------           -------
     TOTAL CURRENT ASSETS                    14,911            16,035

LOANS TO OFFICERS                             2,013             1,968
PROPERTY, PLANT AND EQUIPMENT, NET              618               806
OTHER ASSETS                                     89               147
                                            -------           -------
                                            $17,631           $18,956
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $   123           $    86
  Accrued compensation and benefits             728               842
  Deferred revenue                            2,390               416
  Other accrued expenses                        746               671
  Liabilities - discontinued
    subsidiary held for sale                  1,620               888
                                            -------           -------
    TOTAL CURRENT LIABILITIES                 5,607             2,903

OTHER NON-CURRENT LIABILITIES                   819             1,038

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 a
    share, authorized 20,000,000 shares;
    issued 5,866,878 shares                   1,173             1,173
  Additional paid-in capital                 12,610            12,586
  Retained earnings (deficit)                (1,235)            2,865
  Accumulated other comprehensive loss         (253)             (225)
  Unearned compensation                        (187)             (303)
                                            -------           -------
                                             12,108            16,096
    Less cost of 115,475 and 138,308
      common shares in treasury                (903)           (1,081)
                                            -------           -------
       TOTAL STOCKHOLDERS' EQUITY            11,205            15,015
                                            -------           -------
                                            $17,631           $18,956
                                            =======           =======


See Note to Condensed Consolidated Financial Statements.


                  COGNITRONICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                   COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
               (dollars in thousands, except per share amounts)

                            Three Months Ended       Nine Months Ended
                               September 30,           September 30,
                            ------------------       -----------------
                             2005        2004        2005       2004
                             ----        ----        ----       ----
REVENUES:
  Sales                    $   751     $   535     $ 2,929    $ 3,135
  Service                      235         236         832        635
                           -------     -------     -------    -------
                               986         771       3,761      3,770
COST AND EXPENSES:
  Cost of products sold
    and services               598         619       1,969      2,092
  Research and development     760         620       2,269      1,850
  Selling, general and
     administrative            772         740       2,510      2,323
  Other (income), net          (94)        (31)       (228)       (94)
                           -------     -------     -------    -------
                             2,036       1,948       6,520      6,171
LOSS FROM CONTINUING
 OPERATIONS BEFORE
  INCOME TAXES              (1,050)     (1,177)     (2,759)    (2,401)
PROVISION FOR INCOME
  TAXES                         15          15          45         45
                           -------     -------     -------    -------
LOSS FROM CONTINUING
 OPERATIONS                 (1,065)     (1,192)     (2,804)    (2,446)
INCOME(LOSS) FROM
 DISCONTINUED OPERATIONS      (266)       (156)       (977)       123
IMPAIRMENT LOSS -
 DISCONTINUED SUBSIDIARY
  HELD FOR SALE               (319)                   (319)
                           -------     -------     -------    -------
  NET LOSS                  (1,650)     (1,348)     (4,100)    (2,323)
CURRENCY TRANSLATION
 ADJUSTMENT                    ( 3)        ( 9)        (28)        69
                           -------     -------     -------    -------
COMPREHENSIVE LOSS         $(1,653)    $(1,357)    $(4,128)   $(2,254)
                           =======     =======     =======    =======
INCOME(LOSS) PER BASIC
 AND DILUTED SHARE:
  Continuing operations      $(.19)      $(.21)      $(.49)     $(.44)
                             =====       =====       =====      =====
  Discontinued operations    $(.05)      $(.03)      $(.17)     $ .02
                             =====       =====       =====      =====
  Impairment loss            $(.06)                  $(.06)
                             =====                   =====
  Net loss                   $(.29)      $(.24)      $(.72)     $(.42)
                             =====       =====       =====      =====
WEIGHTED AVERAGE NUMBER
OF OUTSTANDING SHARES:
  Basic                  5,685,997   5,585,293    5,657,993  5,554,861
                         =========   =========    =========  =========
  Diluted                5,685,997   5,585,293    5,657,993  5,554,861
                         =========   =========    =========  =========
See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)


                                                   Nine Months Ended
                                                     September 30,
                                                   -----------------
                                                 2005            2004
                                                 ----            ----
NET CASH PROVIDED(USED) BY
  CONTINUING OPERATIONS                         $2,202         $ (294)
                                                ------         ------
INVESTING ACTIVITIES - CONTINUING OPERATIONS
  Purchases of marketable securities            (8,123)        (4,733)
  Sales of marketable securities                 6,665          5,555
  Additions to property, plant and
     equipment, net                                (47)           (65)
                                                ------         ------
    NET CASH PROVIDED(USED) BY
      INVESTING ACTIVITIES                      (1,505)           757
                                                ------         ------

FINANCING ACTIVITIES - CONTINUING OPERATIONS
  Shares issued pursuant to employee
    stock plans                                     38             47
                                                ------         ------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                    38             47
                                                ------         ------
DISCONTINUED OPERATIONS                            (90)
                                                ------         ------

INCREASE IN CASH AND CASH  EQUIVALENTS             645            510
CASH AND CASH EQUIVALENTS- BEGINNING
  OF PERIOD                                      2,222          2,220
                                                ------         ------
CASH AND CASH EQUIVALENTS - END OF PERIOD       $2,867         $2,730
                                                ======         ======


INCOME TAXES PAID                               $    2         $   63
                                                ======         ======
INTEREST PAID                                   $    2         $    7
                                                ======         ======







See Note to Condensed Consolidated Financial Statements.





       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              September 30, 2005

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

Certain current and prior period amounts have been reclassified to conform to the presentation for discontinued operations under Statement of Financial Accounting Standards ("SFAS") No. 144 resulting from the discontinued operations of the Company's subsidiary (discussed below).

Inventories (in thousands):
                                       September 30,       December 31,
                                           2005                2004
                                       -------------       ------------
Finished and in process                   $1,061              $  864
Materials and purchased parts                601                 731
                                          ------              ------
                                          $1,662              $1,595
                                          ======              ======
Other Non-Current Liabilities (in thousands):
                                        September 30,       December 31,
                                            2005                2004
                                        -------------       ------------
Accrued supplemental pension plan         $  332              $  368
Accrued deferred compensation                186                 207
Accrued pension expense                      579                 740
                                          ------              ------
                                           1,097               1,315
    Less current portion                     278                 277
                                          ------              ------
                                          $  819              $1,038
                                          ======              ======
Income Per Share

In computing basic earnings (loss) per share, the dilutive effect of stock options and warrants are excluded; whereas, for dilutive earnings, they are included.

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

The Company applies the disclosure only provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" for employee stock option awards. Had compensation cost for the Company's stock option plans been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net income(loss) and basic and diluted net income(loss) per share would have approximated the pro forma amounts indicated below (dollars in thousands except per share amounts):

                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                 ------------------    -----------------
                                   2005      2004        2005      2004
                                   ----      ----        ----      ----
Net income(loss) as reported    $(1,650)  $(1,348)    $(4,100)  $(2,323)
  Add: Stock-based compensation
   expense included therein          76        85         233       277
  Deduct: Total stock-based
   compensation expense
    determined under the fair
     value based method            (102)     (145)       (361)     (545)
                                -------   -------     -------   -------
Pro forma net income(loss)      $(1,676)  $(1,408)    $(4,228)  $(2,591)
                                =======   =======     =======   =======
Net loss per basic and
  diluted share
   As reported                    $(.29)    $(.24)      $(.72)    $(.42)
                                  =====     =====       =====     =====
   Pro forma                      $(.29)    $(.25)      $(.75)    $(.47)
                                  =====     =====       =====     =====
There were 30,000 options granted in each of the three-month periods ended September 30, 2005 and 2004.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), "Share-based Payment" that will require the Company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) becomes mandatorily effective for the Company on January 1, 2006. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

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

The components of net periodic benefit cost of the plan for the three and nine months ended September 30 are as follows (in thousands):

                                 Three Months Ended     Nine Months Ended
                                   September 30,          September 30,
                                 ------------------     -----------------
                                   2005      2004        2005      2004
                                   ----      ----        ----      ----
Interest cost on projected
  benefit obligation               $22       $23         $67       $69
Expected return on plan assets     (14)      (15)        (43)      (43)
Amortization of net loss             8         3          23         8
                                   ---       ---         ---       ---
   Net periodic pension cost       $16       $11         $47       $34
                                   ===       ===         ===       ===
The Company expects the funding requirement to be $202,000 in 2005 of which $154,000 was funded during the nine months ended September 30, 2005.

In September of 2005, the Board of Directors voted to apply to the Pension Benefit Guarantee Company and the Internal Revenue Service for permission to terminate the Company's defined benefit plan. If permission is granted, it is estimated that the Company would be required to contribute $850,000 of additional funds and recognize a charge of like amount.

Discontinued Operations, Goodwill, Intangible Assets and Other Long-Lived
Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of businesses acquired and is not amortized. Other intangible assets are amortized on a straight-line basis over the estimated future periods to be benefitted, ranging from two to five years.
The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value of the assets is less than the carrying value of the assets, an impairment loss is to be recognized. Fair value may be determined using various valuation techniques including present value techniques based on future cash flows or recent sales offers.

The Company reviews the recoverability of goodwill annually, or when events and circumstances change, by comparing the estimated fair values, based on appropriate valuation techniques, including a discounted forecast of future cash flows or recent sales offers (what a willing buyer would pay a willing seller), of reporting units with their respective carrying values. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the goodwill impairment loss is measured as the excess of the carrying value of goodwill over its implied fair value. There was no impairment of goodwill at December 31, 2004 based on a discounted forecast of future cash flows. Impairment of assets held for sale, including goodwill at September 30, 2005, is discussed below.

During the third quarter of 2005, the Company initiated a plan to sell its UK subsidiary, Dacon Electronics Plc ("Dacon"). As a result, the Company has reclassified the carrying value of Dacon's as assets and liabilities as those of discontinued subsidiary held for sale", respectively, in its consolidated balance sheets at September 30, 2005 and December 31, 2004, and has reclassified Dacon's results of operations for the three and nine months ended September 30, 2005 and September 30, 2004, as results from discontinued operations. Based on the solicitation offers received for the sale of Dacon, the Company determined that the carrying value of Dacon exceeded its fair value and accordingly, recorded an impairment loss to goodwill of $319,000 against its carrying value in accordance with the provisions and guidance of SFAS 144. If market conditions become less favorable, the Company may be required to recognize additional impairment charges. The Company expects to complete the sale of Dacon during the fourth quarter of 2005.

Assets and liabilities of the discontinued subsidiary held for sale at September 30, 2005 and December 31, 2004 are as follows (in thousands):


                              September 30, 2005  December 31, 2004

Assets-discontinued
subsidiary held for sale:

  Cash                                   $  182             $  614

  Accounts receivable, net                1,127                729

  Other current assets                      580                708

  Fixed assets, net                          94                116

  Goodwill, net                             319                319

  Asset Impairment write-off               (319)
                                         ------             ------
    Total assets held
     for sale                            $1,983             $2,486
                                         ======             ======


Liabilities-discontinued
subsidiary held for sale:

  Accounts payable                       $  743             $  262

  Other current liabilities                 592                466

  Deferred revenue                          285                160
                                         ------             ------
    Total liabilities held
      for sale                           $1,620             $  888
                                         ======             ======

Summary results of discontinued operations of Dacon for the three and nine months ended September 30, 2005 are as follows (in thousands):

                            Three Months Ended      Nine Months Ended
                            September 30, 2005      September 30, 2005
                            ------------------      ------------------

Revenue                             $1,352                  $2,942
                                    ======                  ======
Operating expense                   $1,618                  $3,922
                                    ======                  ======
Loss from discontinued perations    $ (266)                 $ (980)
                                    ======                  ======

Subsequent Event

On October 28, 2005, the Company entered into a definitive agreement to acquire privately held ThinkEngine Networks, Inc. for approximately
1,150,000 shares of common stock, $1,250,000 in cash and a note for $300,000.

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

Results of Operations

The Company reported losses from continuing operations of $1.1 million for the three months ended September 30, 2005 and $2.8 million for the nine months ended September 30, 2005 versus loss of $1.2 million and $2.4 million, respectively, in the prior year periods.

Revenues from continuing operations for the quarter ended September 30, 2005 increased $.2 million (28%) to $1 million due to increased sales to a cable operator. Revenues for the nine months ended September 30, 2005 were essentially the same as the prior year period. Sales of product decreased by approximately $.2 million for the nine months ended September 30, 2005 compared to the prior year period, offset by an increase in service revenue. The decrease in sales reflects lower sales of $1.5 million to a large telecommunication service provider, offset, in part, by higher sales to a worldwide telecommunications system integrator and a domestic cable system operator. During the third quarter, the Company delivered approximately $2 million of equipment to the above referenced large telecommunication services provider. It is anticipated that this revenue will be recognized in the fourth quarter of 2005.

Gross margin percentage was 39% for the three months and 48% for the nine months ended September 30, 2005 and 20% and 45% respectively, in the comparable 2004 periods. The three-month period ended September 30, 2005 versus the prior year period was favorably impacted by higher sales volume and the concomitant absorption of fixed costs.

Research and development expenses for the three and nine-month periods ended September 30, 2005 increased approximately $.1 million (23%) and $.4 million (23%), respectively, from the comparable 2004 periods due to higher material costs and increased personnel costs due to increased salaries and headcount.

Selling, general and administrative expenses increased approxomately $35,000 (4%) and $.2 million (8%) for the three and nine-month periods ended September 30, 2005 versus the prior year periods due to higher professional fees, travel expense and personnel costs.

Other income, net increased due to higher interest earned on cash balances and marketable securities due to higher balances and interest rates.


Liquidity and Sources of Capital

Net cash provided by continuing operations for the nine months ended September 30, 2005 was $2.2 million versus the cash used of $.2 million in the 2004 period. In the 2005 period, the positive cash flow from operations was primarily due to the reduction of accounts receivable by $2.8 and increase in prepaid revenue of $2.0 million, offset, in part, by a loss from operations and net increase in marketable securities.

Working capital and the ratio of current assets to current liabilities were $9.3 million and 2.7:1 at September 30, 2005 compared to $13.1 million and 5.5:1 at December 31, 2004.

During the remainder of 2005, the Company may repurchase up to an additional 253,792 shares of its common stock and anticipates purchasing $.5 million of equipment and using $1,250,000 for the cash portion of a recently announced acquisition. Management believes that its cash and cash equivalents and marketable securities will be sufficient to meet these needs in 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provisions, a change in interest rates should not have a material impact on their value.

Exchange rate fluctuations will impact the results of discontinued operations and the net assets of discontinued operations. The UK pound was stronger against the US dollar during the nine-month period ended September 30, 2005 as compared to the comparable period of 2004, so the losses of the UK distributorship operations were translated into more dollars than they would have in the 2004 periods. The relative value of the UK pound to US dollar decreased by 5% from December 31, 2004 to September 30, 2005. At September 30, 2005, the discontinued operations had net assets of $.7 million. The Company does not hedge this foreign currency net asset exposure.

Item 4.  Controls and Procedures

Cognitronics Corporation's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be disclosed in this quarterly report and all information required to be disclosed by the Company under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. During the three months ended September 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls for financial reporting.

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



                                         COGNITRONICS CORPORATION
                                          Registrant



Date: November 14, 2005                  By   /s/ Garrett Sullivan
                                         Garrett Sullivan, Treasurer
                                         and Chief Financial Officer