Form 10-K
period 2005-12-31
COGNITRONICS CORP
filed 2006-04-03
CIK 21438

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2005,
    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from            to

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

Securities registered pursuant to Section 12(b) of the Act:
                         Name of each exchange on     Shares Outstanding
Title of each class         which registered          as of March 1, 2006
Common Stock, par value  American Stock Exchange          6,865,691
$0.20 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.     Yes         No   x

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes       No   x

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___
Accelerated filer ___     Non-Accelerated filer   x

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes       No   x

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price the stock was last sold as of June 30, 2005, the last business day of the most recently completed second fiscal quarter, was $13,303,389.

Documents incorporated by reference: Portions of the Proxy Statement for the 2006 annual meeting of stockholders are incorporated by reference into Part III.



















































                              TABLE OF CONTENTS
                                PART I
Item
Page
 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . .3
 1A.    Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . .4
 1B.    Unresolved Staff Comments. . . . . . . . . . . . . . . . . . .6
 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . .6
 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .6
 4.     Submission of Matters to a Vote of Security Holders. . . . . .6
        Executive Officers of the Company  . . . . . . . . . . . . . .7

                                PART II
 5.     Market for Company's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities  . . . . . .8
 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . .8
 7.     Management's Discussion and Analysis of Financial
        Condition and Results of Operation . . . . . . . . . . . . . .9
 7A.    Quantitative and Qualitative Disclosures About Market Risk . 11
 8.     Financial Statements and Supplementary Data. . . . . . . . . 12
 9.     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure. . . . . . . . . . . . . 26
 9A.    Controls and Procedures. . . . . . . . . . . . . . . . . . . 27
 9B.    Other Information. . . . . . . . . . . . . . . . . . . . . . 28

                               PART III
10.     Directors and Executive Officers of the Company. . . . . . . 29
11.     Executive Compensation . . . . . . . . . . . . . . . . . . . 29
12.     Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters . . . . . . . . . 29
13.     Certain Relationships and Related Transactions . . . . . . . 29
14.     Principal Accountant Fees and Services . . . . . . . . . . . 29

                                PART IV
15.     Exhibits and Financial Statement Schedules . . . . . . . . . 29






















                                PART I
Information set forth on this annual report on Form 10-K that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe","expect" and "may". Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from these set forth in the forward-looking statements. Factors that might cause such a difference are set forth in Item 1A below. Given the uncertainties, the Company cautions readers not to place undue reliance on such forward-looking statements.


Item 1.    Business

(a) Cognitronics Corporation (the "Company") was incorporated in January 1962 under the laws of the State of New York. The Company designs, manufactures and markets voice processing systems.

On November 18, 2005,the Company acquired ThinkEngine Networks, Inc., based in Marlborough, Massachusetts, for 1,149,705 shares of the Company's common stock, par value $0.20 per share, $1,250,000 in cash and notes in the aggregate amount of $300,000. ThinkEngine is a provider of Time Division Multiplexing ("TDM") and Internet Protocol ("IP") capable conferencing bridges and media servers to the telecommunications industry.

On December 22, 2005, the Company sold Dacon Electronics Plc, its European distributorship operations based in Hertfordshire, England, to Silbury
307 Limited ("Silbury") in an arms length transaction for the payment of $150,000 in cash and a note in the principal amount of $150,000.
Mr. Roy A. Strutt, the Company's former Vice President of European Operations and the Managing Director of Dacon Electronics Plc, is the sole shareholder of Silbury.

   (b) The Company operates in one segment, voice processing. The Company designs, manufactures and sells equipment for use in telecommunication networks.

   (c)(i)The Company designs, manufactures and sells media
         servers and application servers for use in telephone networks,
         cable    VOIP networks, large enterprise and government markets.
         Areas of application include network announcements, interactive voice response (IVR), intelligent peripherals, audio conferencing, intelligent call routing, pre/post-paid calling cards and automatic speech recognition (ASR). The Company's primary products are the CX Series of Network Media Servers, and the VSR1000, a multi-function voice services router.
         These products are sold directly to telecommunications service providers, switch manufacturers, IP-based communications systems manufacturers, systems integrators, and value added resellers (VAR) who distribute the Company's products.

    (ii) Status of publicly announced new products or industry segments requiring material investment. Inapplicable.

    (iii)The Company has adequate sources for obtaining raw
         materials, components and supplies to meet production
         requirements, consisting primarily of electronic components and
         subassemblies,  and did not experience difficulty during    2005
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

    (vii)In 2005, revenues included sales of $2.1 million to Telcordia Technologies, Inc., $1.4 million to Verizon Communications
         Inc., $1.1 million to Comcast Corporation and $.7 million to Telus Corporation. Over the past several years, a major portion of the revenues has come from one or two large customers. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

    (viii)The dollar amount of orders believed by the Company to be firm as of December 31, 2005 and 2004, amounted to $3.1 million and $.4 million, respectively. Substantially all of the orders as of December 31, 2005 can reasonably be expected to be filled during 2006.

    (ix) Business subject to renegotiation.  Inapplicable.

    (ix) The Company competes, and expects to compete, in fields noted for rapid technological advances and the frequent introduction of new products and services. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well established corporations with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance. Future research and development expenditures will be based, in part, on future results of operations. There are no assurances that the Company will be able to successfully develop and market new products and applications.

    (xi) Expenditures for research and development activities, as determined in accordance with generally accepted accounting principles, amounted to $3.9 million (including purchase research and development of $.7 million) in 2005, $2.5 million in 2004 and $2.6 million in 2003. In addition, the estimated dollar amount spent on the improvement of existing products or techniques was $.1 million in 2005, 2004 and 2003.

   (xii)Material effects of compliance with Federal, State or local provisions regulating the discharge of materials into the en-vironment or otherwise relating to the protection of the en-
        vironment.     Inapplicable.

   (xiii) At December 31, 2005, the Company and its subsidiaries employed 63 people.

(d) Sales to foreign customers primarily represent export-type sales (primarily North America and Europe) of approximately $.8 million in 2005 primarily to one customer, $.5 million in 2004 and $.1 million in 2003. Export sales generally do not involve any greater business risks than do sales to domestic customers. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.

Item 1A.  Risk Factors

The Company's business and future performance are affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), interest rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that can impact the Company's business, its future performance and the forward-looking statements that it makes in this report or that it may make in the future.

A Small Number of the Company's Customers Account for a Substantial Portion of Its Revenues, and Most of Its Receivables. The Loss of a Major Customer or Reduced Spending of These Service Providers Could Significantly Reduce the Company's Revenues, Profitability and Cash Flow.

A few large telecommunications service providers account for a substantial portion of the Company's revenues. The telecommunications industry has recently experienced substantial consolidation, as evidenced by the mergers of Sprint and Nextel, Cingular and AT&T Wireless, SBC and AT&T, Verizon and MCI and the announced merger of AT&T and BellSouth. As service providers increase in size, it is possible that an even greater percentage of the Company's revenues will be attributable to a smaller number of large service providers going forward.

Acquisition

In November 2005, the Company acquired ThinkEngine Networks, Inc.
("ThinkEngine"). ThinkEngine has never made a profit and will continue to generate losses and require funding until sales of the VSR1000 product line can be increased to sufficient levels, of which there can be no assurance.

The Company Operates in a Highly Competitive Industry with Many Participants.

The Company operates in a highly competitive environment, competing on the basis of product offerings, technical capabilities, quality, service and pricing. Competition for new service providers as well as for new infrastructure deployments is particularly intense.

The Company has a number of existing competitors, some of which are very large, with significantly greater technological and financial resources, brand recognition and established relationships with telecommunications service providers. In addition, new competitors may enter the industry as a result of shifts in technology. The Company cannot assure you that it will be able to compete successfully against existing or future competitors.

Technology Drives the Company's Products and Services. If the Company Fails to Keep Pace with Technological Advances in Its Industry, or If It Pursues Technologies That Do Not Become Commercially Accepted, Customers May Not Buy Its Products or Use Its Services.

The telecommunications industry uses numerous and varied technologies and large service providers often invest in several and, sometimes, incompatible technologies. The industry also demands frequent and, at times, significant technology upgrades. The Company does not have the resources to invest in all of these existing and potential technologies. As a result, the Company concentrates its resources on those technologies it believes have or will achieve substantial customer acceptance and in which it has appropriate technical expertise. However, existing products often have short product life cycles. In addition, the Company's choices for developing technologies may prove incorrect if customers do not adopt the products it develops or if those technologies ultimately prove to be unviable. The Company's operating results depend to a significant extent on the market acceptance of its products and its ability to enhance its existing products, to continue to introduce new products successfully and on a timely basis, and to develop new or enhance existing tools for its services offerings.

The Company Needs to Attract and Retain Highly Qualified Personnel.

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

The Telecommunications Market Fluctuates and Is Impacted By Many Factors, Including Decisions By Service Providers Regarding Their Deployment of Technology and Their Timing of Purchases, as Well as Demand and Spending for Communications Services By Businesses and Consumers.

After significant deterioration earlier this decade, the global telecommunications market stabilized in 2004 and experienced modest growth in 2005 as reflected in increased capital expenditures by service providers and growing demand for telecommunications services. Although the Company believes the overall market will continue to grow, the rate of growth could vary geographically and across different technologies, and is subject to substantial fluctuations. The specific market segment in which the Company participates may not experience the growth of other segments. In that case, the Company's results of operations may be adversely affected.

The Company Is Subject to Intellectual Property Litigation and Infringement Claims, Which Could Cause It to Incur Significant Expenses or Prevent the Company from Selling Its Products.

Intellectual property litigation can be costly and time-consuming and can divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. A successful claim by a third party of patent or other intellectual property infringement by the Company could compel it to enter into costly royalty or license agreements or force it to pay significant damages and could even require it to stop selling certain products.

The Company Relies on Third Party Suppliers to Produce Subassemblies.

The Company has outsourced the production of subassemblies and certain finished goods. If a contract manufacturer terminates its relationship with the Company or is unable to fill its orders on a timely basis, or if the Company does not accurately forecast its requirements, the Company may be unable to deliver the affected products to meet its customers' orders.

Item 1B.  Unresolved Staff Comments

Not applicable.

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

Marlborough, Massachusetts  Office, engineering       11,405   Month to Month
100 Nickerson Road          and service facility

The Company considers each of these facilities to be in good condition and adequate for the Company's business.

Item 3.   Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

















                   Executive Officers of the Company
The executive officers of the Company, their positions with the Company and ages as of March 23, 2006 are as follows:
        Name                Position(s) and Office(s)                      Age
  Brian J. Kelley        President and Chief Executive Officer; Director    54

  Kenneth G. Brix        Vice President                                     59

  Paul Gagne             Vice President and Chief Technology Officer        53

  Harold F. Mayer        Secretary                                          76

  Garrett Sullivan       Treasurer and Chief Financial Officer              60

  Emmanuel A. Zizzo      Vice President                                     65

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

Mr. Gagne has been a Vice President of the Company since 2006 with responsibility for engineering. Since 2001, he has been vice president of engineering for ThinkEngine Networks, Inc. which was acquired by the Company in 2005. Prior to that he held senior engineering positions.

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


















                                  PART II
Item 5. Market for Company's Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

Cognitronics' Common Stock is traded on the American Stock Exchange under the symbol CGN. On March 1, 2006, there were 517 stockholders of record; the Company estimates that the total number of beneficial owners was approximately 2,200. Information on quarterly stock prices is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
The Company has never paid a cash dividend on its Common Stock and has used its cash for the development of its business. The Company has no present intention of paying a cash dividend and payment of any future dividends will depend upon the Company's earnings, financial condition and other relevant factors.

Item 6.  Selected Financial Data
                                                  Year ended December 31,
                                          (in thousands except per share data)
OPERATING RESULTS                         2005    2004    2003    2002    2001
                                          ----    ----    ----    ----    ----
Revenues                                $7,750  $8,699  $5,096  $5,535 $12,977
Loss from continuing operations         (2,591)   (341) (3,482) (6,361)   (872)
Loss from discontinued operations       (1,555)   (213)    (68)    (83)   (933)
Net loss                                (4,146)   (554) (3,550) (6,444) (1,805)
Loss per share
 Continuing operations                   (0.44)  (0.06)  (0.62)  (1.17)  (0.16)
 Discontinued operations                 (0.26)  (0.04)  (0.01)  (0.02)  (0.17)
 Net loss                                (0.70)  (0.10)  (0.63)  (1.18)  (0.33)

Weighted average number of
common shares outstanding,               5,879   5,781   5,615   5,438   5,417

FINANCIAL POSITION
Working capital                         $7,251 $13,132 $12,851 $16,321 $23,092
Total assets                            21,205  18,956  18,898  22,812  28,573
Stockholders' equity                    14,015  15,015  15,268  18,152  24,204
Stockholders' equity per share           $2.03   $2.59   $2.72   $3.34   $4.46
Cash dividends paid                       None    None    None    None    None

Included in Continuing Operations in 2005 is the expensing of purchased in-process R&D of $678,000 and an increase in deferred tax valuation allowance of $829,000.

Included in Continuing Operations in 2004 is an inventory provision of $666,000 and an increase in deferred tax valuation allowance of $181,000.

Included in Continuing Operations in 2003 is an inventory provision of $434,000 and an increase in deferred tax valuation allowance of $1,151,000.

Included in Continuing Operations in 2002 is an inventory provision of $951,000 and provisions for impairment of fixed assets of $275,000 and an increase in the deferred tax valuation allowance of $2,425,000.

Included in Continuing Operations in 2001 is an inventory provision of $510,000 and a tax benefit due to an adjustment to the tax provision of $155,000.

The above Selected Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and the unaudited quarterly financial data included in Item 8 of this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

                          Executive Summary

The Company designs, manufactures and sells voice processing equipment for use primarily in telecommunications service providers' central offices.

The Company's products include intelligent announcers, media servers and application servers. These products facilitate the deployment of voice resources in service providers' networks, both traditional circuit-switched networks, as well as the next generation of packet-based networks.

Beginning in 2001, expenditures for network development decreased significantly reflecting a decline in the competitive local exchange carrier market and reduced capital spending by large service providers. This trend intensified in 2002 and continued into 2003. The Company believes that the market for telecommunication equipment over the past several years has stabilized and is growing in certain areas, but the timing of such spending continues to be uncertain and may be adversely impacted by mergers and acquisitions among telecommunications service providers.

Established service providers are looking for ways to offer additional features on their legacy networks while they institute a multi-year plan to transition to IP based multimedia services. To effectively compete, the Company must expand its penetration in the market, increase the applications available on its intelligent peripherals, media servers and application servers and increase the capacity of its media servers.

Capital spending in the markets the Company serves can vary over a short period of time and change rapidly. In addition, the Company faces intense competition from larger and better financed competitors and a few customers account for a significant portion of the Company's revenue. As a result, the Company's performance is subject to large fluctuations. Because of these uncertainties, it is difficult for the Company to make accurate short and long-term projections of results of operations and cash flow.

In 2005 Revenues for Dacon Electronics, Plc (the Company's UK distributorship operation) decreased $1.7 million (31%) to $3.8 million and its loss from operations increased $.9 million to $1.1 million from 2004. In December 2005 the Company sold this operations.

As discussed more fully throughout the Management's Discussion and Analysis:

        Loss from continuing operations increased in 2005 due to decreased revenues and higher research and development expenses.

        The Company disposed of its European Distributorship Operations.

        The Company acquired ThinkEngine Networks, Inc.

                               Results

The Company reported net losses from continuing operations of $2.6 million, $.3 million and $3.5 million in 2005, 2004 and 2003, respectively.

In 2005, revenues decreased $.9 million (11%) primarily due to decreased sales of $1.3 million, offset, in part, by increased service revenue of $.4 million. The lower sales were primarily due to a decrease in sales of $5.0 million to a large telecommunications service provider. The Company has shipped approximately $2.0 million of equipment to this customer in 2005 that will be recognized as revenue in the first quarter of 2006. This decrease was offset by increased sales of $2.1 million to a telecommunication equipment integrator and $1.1 million and $.7 million to telecommunications service providers. ThinkEngine Networks, Inc. contributed less than $.1 million in revenues in 2005. The Company's consolidated backlog at December 31, 2005 was $3.1 million versus $.4 million at December 31, 2004. A major portion of the Company's revenue came from a few customers. The loss of any of these customers would have a material adverse impact on the Company.

In 2004, revenues increased $3.6 million (71%) from 2003 levels due to an increase in sales of the CX4000 to a large domestic telecommunications service provider. Sales to this customer increased $3.7 million in 2004 from 2003,
continuing a trend commenced in 2003.   In addition,  the  increased  revenues
also resulted from an increase in service revenue resulting from the commencement of software and hardware maintenance agreements with a large customer.

Consolidated gross margin was 57% in 2005, 59% in 2004 and 30% in 2003. Included in cost of products sold was inventory obsolescence charges of $.7 million in 2004 and $.4 million in 2003. The decrease in gross margin percentage in 2005 from 2004 was primarily due to decreased sales volume and the increase in gross margin percentage in 2004 versus 2003 was primarily due to increased sales volume and improved product mix.

Research and development increased $1.4 million (55%) in 2005 and decreased $.2 million (5%) in 2004 from the prior year. The increase in 2005 primarily reflects the expensing of $.7 million of purchased R&D, increased headcount and salaries and the acquisition of ThinkEngine. The decrease in 2004 primarily reflects lower personnel costs. The company anticipates increasing research and development expense in 2006.

Selling, general and administrative expense increased $.3 million (11%) in 2005 and decreased $.2 million (7%) in 2004 from the prior year period. In 2005, $.1 million of the increase is due to the inclusion of ThinkEngine operations from November 18, 2005. The remaining increase is primarily due to increased personnel costs. In 2004, the decrease of $.2 million is due to lower professional fees and personnel costs.

In 2003, other income includes a non-cash gain of $.8 million on the termination of the Company's postretirement health benefits plan. Other income of $.3 million in 2005, $.2 million in 2004 and the remaining $.2 million in 2003 is primarily interest income. The increase in 2005 primarily reflects higher interest rates.

The Company's effective tax rate for 2005 was (2%), for 2004 was (19%) and for 2003 was (2%). Deferred tax valuation allowances of $.8 million in 2005, $.2 million in 2004 and $1.2 million in 2003 were included in tax expense. Forming a conclusion that such an allowance is not needed is difficult when there is evidence such as cumulative losses in recent years. The provision for income taxes is discussed in Note G to the Consolidated Financial Statements.

The effect of inflation has not had a significant impact on the operating results of the Company over the past few years. Techno- logical advances and productivity improvements are continually being applied to reduce costs, thus reducing inflationary pressures on the operating results of the Company.

Total rental expense amounted to $220,000 in 2005, $190,000 in 2004 and
$186,000 in 2003.   Future annual payments for long-term noncancellable
leases for each of the five years in the period ending December 31, 2010 are approximately $219,000, $218,000, $187,000, $13,000 and $0,respectively, and $0 thereafter.

Off-Balance Sheet Arrangements

None.

Liquidity and Sources of Capital

Operations provided net cash of $2.1 million in 2005 and used $.3 million in 2004 and $2.5 million in 2003. The cash provided by operations in 2005 is primarily attributable to $2.1 million of prepaid revenue related to equipment shipped in 2005. The reduction in use of cash by operations in 2004 versus 2003 is due to the improvement in operating results. Cash (used) provided by investing activities was ($2.5) million in 2005 and $2.2 million in 2003.
The Company used $1.4 million in 2005 for the acquisition of ThinkEngine, had net purchases of marketable securities of $.5 million in 2005 and net proceed from sales of $.1 million and $2.4 million in 2004 and 2003 respectively.
There were purchases of property, plant and equipment and software of $.5 million, $.1million and, $.2 million in 2005, 2004 and 2003, respectively.

Working capital was $7.3 million at December 31, 2005, $13.1 million at December 31, 2004 and $12.9 million at December 31, 2003. The ratio of current assets to current liabilities was 2.1:1 at December 31, 2005 versus 5.5:1 at December 31, 2004 and 7.4:1 at December 31, 2003. The decreases in working capital in 2005 and 2004 from the prior year is due to the net loss and the Company's decision to terminate its defined benefit pension plan.

The Company's contractual obligations are as follows (amounts in thousands):

                         Payments due by period
                                   Less than                        More than
Contractual Obligation       Total  1 year    1-3 Years  3-5 Years   5 years
Operating leases              $637     $219        $405        $13        $0

The Company anticipates making capital expenditures of approximately $.5 million, increasing the current level of expenditures for research and development and may repurchase up to 253,792 shares of its Common Stock in 2006. Based on current operating results, management believes that the cash and cash equivalents at December 31, 2005 will be sufficient to fund the Company's cash requirements for 2006; however, if the Company's operations deteriorate due to increased competition, loss of a large customer or otherwise, it may be required to obtain additional sources of funds through asset sales, capital market transactions or financing from third parties or a combination thereof. The Company cannot provide assurances that these additional sources of funds will be available or, if available, what the terms would be.

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

    Inventories - Slow-moving and Obsolescence

    Due to a prolonged slow-down in spending by telecommunications service providers, inventory turnover has slowed. The Company recorded charges of $.7 million and $.4 million in 2004 and 2003, respectively, to reduce its carrying value of inventory to the lower of cost or market. If future capital expenditures by telecommunications service providers do not increase or decrease further, additional charges may be required.

    Deferred Tax Assets

    As of December 31, 2005, the Company has a valuation allowance of $5.1 million for net deferred tax assets. In making such a determination, the Company considers its current and past performance, the market environment in which it operates, estimated future earnings, tax planning strategies and other factors. In the future, as these factors change, a change in the valuation reserve may be required. The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not and will provide a valuation allowance as necessary.

    Pensions

    The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" which requires that amounts recognized in financial statements be determined on an actuarial basis.

    In 2006, the Company applied to the Pension Benefit Guarantee Corporation and the Internal Revenue Service for permission to terminate the Company's defined benefit plan. Reflecting this, the Company adjusted the discount rate used to calculate the plan liabilities to 4.73%.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments. The Company's marketable securities consist of short-term and/or variable rate instruments and therefore a change in interest rates would not have a material impact on the value of these securities.





















Item 8.  Financial Statements and Supplementary Data

                         QUARTERLY FINANCIAL DATA (UNAUDITED)
                       (in thousands except per share amounts)
2005,                                       First   Second   Third    Fourth
                                            -----   ------   -----    ------
Revenues                                   $1,721   $1,054    $ 986   $3,989
Gross profit                                1,051      353      388    2,633
Income(loss) from continuing operations      (498)  (1,241)  (1,065)     213
Loss from discontinued operations            (257)    (454)    (585)    (259)
Net loss                                     (755)  (1,695)  (1,650)     (46)

Income (loss) per share
Continuing operations                       (0.09)   (0.22)   (0.19)     .03
Discontinued operations                     (0.05)   (0.08)   (0.11)    (.04)
Net income (loss)                           (0.13)   (0.30)   (0.29)    (.01)

Common Stock price range
High                                        $5.00    $4.05    $3.58    $3.10
Low                                          2.92     2.80     2.25     2.12

2004                                        First   Second   Third    Fourth
                                            -----   ------   -----    ------
Revenues                                      430    2,569      771    4,929
Gross profit                                 (153)   1,679      152    3,431
Income(loss) from continuing operations    (1,537)     283   (1,192)   2,105
Income (loss) from discontinued operations    186       93     (156)    (336)
Net income (loss)                          (1,351)     376   (1,348)   1,769

Income (loss) per share
Continuing operations                       (0.28)    0.05    (0.21)    0.33
Discontinued operations                      0.03     0.01    (0.03)   (0.06)
Net income (loss)                           (0.24)    0.06    (0.23)    0.28

Common Stock price range
High                                        $4.30    $4.50    $4.16    $4.35
Low                                          3.00     3.40     3.00     3.01

In the fourth quarter of 2005, the Company expensed $678,000 of purchased in process R&D in connection with the acquisition of ThinkEngine Networks, Inc. The gross margin percentage increased in the fourth quarter of 2005 to 66% from 48% for the first nine months primarily due to increased volume.

The gross margin percentage for the fourth quarter of 2004 was 65% versus 47% for the first nine months of 2004 primarily due to increased volume and an improved product mix.

The above financial information should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.


































REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Cognitronics Corporation

We have audited the accompanying consolidated balance sheets of Cognitronics Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The
Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cognitronics Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
March 24, 2006




CONSOLIDATED BALANCE SHEETS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                                December 31,
                                                              2005       2004
                                                              ----       ----
ASSETS                                                        (See Note A)
CURRENT ASSETS
    Cash and cash equivalents                              $ 1,750    $ 2,222
    Marketable securities                                    6,370      5,847
    Accounts receivable, less allowances of $73 and $46      3,565      3,737
    Inventories                                              2,245      1,595
    Other current assets                                       137        148
    Assets - discontinued operations                                    2,486
                                                           -------    -------
TOTAL CURRENT ASSETS                                        14,067     16,035
LOANS TO OFFICERS                                            2,029      1,968
PROPERTY, PLANT AND EQUIPMENT, net                           1,208        806
OTHER ASSETS, less amortization of $117 and $533             3,901        147
                                                           -------    -------
                                                           $21,205    $18,956
                                                           =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                       $   814    $    86
    Notes payable                                              300
    Accrued compensation and benefits                        1,817        842
    Deferred service revenues                                2,976        416
    Income taxes payable                                       405        333
    Other accrued expenses                                     504        338
    Liabilities - discontinued operations                                 888
                                                           -------    -------
TOTAL CURRENT LIABILITIES                                    6,816      2,903

OTHER LIABILITIES                                              374      1,038
COMMITMENTS AND CONTINGENCIES (Note k)

STOCKHOLDERS' EQUITY
    Common Stock, par value $.20 per share; authorized
     20,000,000 shares; issued 7,016,583 and 5,866,878
     shares                                                  1,403      1,173
    Additional paid-in capital                              15,498     12,586
    Retained earnings (accumulated deficit)                 (1,281)     2,865
    Cumulative other comprehensive loss                       (580)      (225)
    Unearned compensation                                     (156)      (303)
                                                           -------    -------
                                                            14,884     16,096
    Less cost of 111,142 and 138,308 common shares in
     Treasury                                                 (869)    (1,081)
                                                           -------    -------
TOTAL STOCKHOLDERS' EQUITY                                  14,015     15,015
                                                           -------    -------
                                                           $21,205    $18,956
                                                           =======    =======
The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(in thousands except per share data)
                                                       Year ended December 31,
                                                        2005     2004     2003
                                                        ----     ----     ----
                                                              (See Note A)
REVENUES
    Sales                                             $6,666   $8,006   $4,879
    Service                                            1,084      693      217
                                                     ------    ------   ------
                                                       7,750    8,699    5,096
COST AND EXPENSES
    Cost of revenues                                   3,323    3,590    3,591
    Research and development                           3,853    2,438    2,619
    Selling, general and administrative                3,432    3,097    3,314
    Other (income) expense,                             (327)    (140)  (1,009)
                                                     -------   ------   ------
                                                      10,281    8,985    8,515
                                                     -------   ------   ------
Pretax lox                                            (2,531)    (286)  (3,419)
PROVISION FOR INCOME TAXES                                60       55       63
                                                     -------   ------  -------
LOSS FROM CONTINUING OPERATIONS                       (2,591)    (341)  (3,482)
LOSS FROM DISCONTINUED OPERATIONS NET OF TAX          (1,555)    (213)     (68)
                                                     -------   ------  -------
NET LOSS                                              (4,146)    (554)  (3,550)
Currency translation adjustment                         (170)     121      129
Minimum pension liability                               (185)    (248)      71
                                                     -------   ------  -------
COMPREHENSIVE LOSS                                   $(4,501)  $ (681) $(3,350)
                                                     =======   ======  =======

LOSS PER SHARE - BASIC AND DILUTED
LOSS FROM CONTINUING OPERATIONS                       $(0.44)  $(0.06)  $(0.62)
LOSS FROM DISCONTINUED OPERATIONS                     $(0.26)  $(0.04)  $(0.01)
NET LOSS                                              $(0.71)  $(0.10)  $(0.63)

The accompanying notes to consolidated financial statements are an integral part of these statements.


















CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
COGNITRONICS CORPORATION AND SUBSIDIARIES
Years ended December 31, 2003, 2004 and 2005
(dollars in thousands)

                                             Common Stock    Additional   Retained     Compre-    Unearned  Treasury
                                            Shares             Paid-In    Earnings     hensive    Compensa-   Shares
                                            Issued  Amount     Capital    (Deficit)     (Loss)      tion      Amount
                                            ------  ------     -------    ---------    -------    ---------  -------
Balance at December 31, 2002             5,863,229  $1,173     $13,192      $6,969       $(298)      $(512)   $(2,372)
Shares issued pursuant to stock plans                            (610)                                   3        842
Shares issued to directors                                        (14)                                             19
Directors' fees - common stock
  to be issued                                                     75
Officers' awards - common stock
  to be issued                                                    151
Currency translation adjustment                                                            129
Minimum pension liability                                                                   71
Net loss                                                                    (3,550)
                                        ---------   ------    -------       ------        ----        ----     ------
Balance at December 31, 2003            5,863,229    1,173     12,794        3,419         (98)       (509)    (1,511)
Shares issued pursuant to
  stock plans                               3,649                (116)                                 206        137
Shares issued to directors                                       (290)                                            293
Directors' fees - common stock
  to be issued                                                     47
Officers' awards - common stock
  to be issued                                                    151
Currency translation adjustment                                                            121
Minimum pension liability                                                                 (248)
Net loss                                                                      (554)
                                        ---------   ------    -------        ------      -----        -----    ------
Balance at December 31, 2004            5,866,878    1,173     12,586         2,865       (225)        (303)   (1,081)
Shares issued pursuant to
    stock plans                                                  (168)                                  147       212
Shares issued in connection
    with acquisition                    1,149,705      230      2,897
Directors' fees - common stock
  to be issued                                                     20
Officers' awards - common stock
   to be issued                                                   163
Currency translation adjustment                                                           (170)
Minimum pension liability                                                                 (185)
Net loss                                                                    (4,146)
                                        ---------   ------    -------       ------       -----        -----     -----
Balance at December 31, 2005            7,016,583   $1,403    $15,498      $(1,281)      $(580)       $(156)    $(869)
                                        =========   ======    =======      =======       =====        =====     =====
The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
COGNITRONICS CORPORATION AND SUBSIDIARIES
(dollars in thousands)
                                                       Year ended  December 31,
                                                       2005     2004     2003
                                                       ----     ----     ----
                                                            (See Note A)
OPERATING ACTIVITIES
 Loss from continuing operations                  $ (2,591)   $ (341) $(3,482)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Income tax expense                                   60        55       63
   Depreciation and amortization                       373       349      502
   Expensing of purchased R&D                          678
   (Gain) loss on disposition of assets                  1        (1)       2
   Shares issued  as compensation                      330       404      454
   Net (increase) decrease in
    Accounts receivable                                438    (3,512)     358
    Inventories                                        189       527      885
    Other assets                                        99     2,205     (329)
   Net increase (decrease) in
    Accounts payable                                   550      (138)      57
Accrued compensation and benefits                     (136)      (95)  (1,047)
Other accrued liabilities                            2,128       363      125
                                                    ------    ------   ------
                                                     2,119      (184)  (2,412)
Income taxes paid                                       (5)      (81)     (60)
                                                    ------    ------   ------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     2,114      (265)  (2,472)
                                                    ------    ------   ------
INVESTING ACTIVITIES
 Purchase of marketable securities                 (10,412)   (7,646)  (5,713)
 Sale of marketable securities                       9,889     7,755    8,144
 Acquisition of ThinkEngine Networks, Inc. (Note I) (1,442)
 Additions to property, plant and equipment           (512)      (72)    (144)
 Purchase of software licenses                         (33)      (51)     (36)
                                                    ------    ------   ------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES    (2,510)      (14)   2,251
                                                    ------    ------   ------
FINANCING ACTIVITIES
 Shares issued pursuant to stock plans,                 45        24       10
                                                    ------    ------   ------
NET CASH PROVIDED BY FINANCING ACTIVITIES               45        24       10
                                                    ------    ------   ------
DISCONTINUED OPERATIONS                               (121)      257
                                                    ------    ------   ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (472)        2     (211)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR        2,222     2,220    2,431
                                                    ------    ------   ------
CASH AND CASH EQUIVALENTS - END OF YEAR             $1,750    $2,222   $2,220
                                                    ======    ======   ======

The accompanying notes to consolidated financial statements are an integral part of these statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
COGNITRONICS CORPORATION AND SUBSIDIARIES

Note A.  Summary of Significant Accounting Policies

Organization. The Company designs, manufactures and markets voice processing products.

Risks and Uncertainties. A major portion of the Company's revenues is generated by sales to a small number of customers. The Company had net revenue of $1.4 million, $6.8 million and $2.8 million in 2005, 2004 and 2003, respectively, to one major customer and in 2005 net revenue of $2.1 million and $1.1 million to two other customers. The loss of any of these customers would have a material adverse impact on the Company. The Company's receivables are primarily from major, well-established companies in the telecommunications industry, and at December 31, 2005, three such companies accounted for 75% of the Company's accounts receivable. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well established with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

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

Research and Development Costs. Research and development costs include the costs of engineering, design, feasibility studies, outside services, personnel and other costs incurred in development of the Company's products. All such costs are charged to expense as incurred.

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

Cash and Cash Equivalents. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2005, essentially all of the Company's cash and cash equivalent balances were with two financial institutions.

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

Property, Plant and Equipment. Property, plant and equipment is carried at cost less allowances for depreciation, computed in accordance with the straight-line method based on estimated useful lives. The estimated lives for machinery and equipment are 5 to 12 years and for furniture and fixtures are 3 to 10 years. Repairs and maintenance are expensed when incurred.

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

Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value (85% of the fair value for the Stock Purchase Plan) at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and therefore recognizes no compensation expense for stock options granted.

If the Company had elected to recognize compensation expense for the 1990 Stock Option Plan, the 1967 Stock Purchase Plan and the Directors' Stock Option Plan based on the fair value at the grant date, consistent with the method presented by Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock Based Compensation", as amended, the pro forma net loss and net loss per share would be as follows (in thousands except per share information):

                                                    2005    2004     2003
                                                    ----    ----     ----
Net loss, as reported                            $(4,146)  $(554) $(3,550)
     Add: Stock-based compensation expense
       included therein                              330     404      454
    Deduct: Total stock-based compensation
      under fair valuation method                   (742)   (707)    (843)
                                                 -------   -----   ------
              Pro forma net loss                 $(4,558)  $(857) $(3,939)
                                                 =======   =====  =======

Net loss per share As reported Basic and Diluted   $(.70)  $(.10)  $(.63)
                   Pro forma   Basic and Diluted   $(.78)  $(.15)  $(.70)

The estimated weighted average fair value per share of stock options granted were $1.58, $2.56 and $1.49 for 2005, 2004 and 2003, respectively. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.4%, 4.4% and 2.2%; no dividend yields; volatility factors of the expected market price of the Company's common stock of .55 in 2005, .73 in 2004 and .67 in 2003; and a weighted average expected life of the option of 7.5 years in all years for the Option Plan and 5 years for the Directors' Option Plan.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-based Payment" that will require the Company to expense costs related to share-based payment transaction with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) becomes mandatorily effective for the Company on January 1, 2006. SFAS No. 123(R) allows for either modified prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption.

SFAS No. 123(R) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123 (R), the expense attributable to an award will be measured in accordance with the Company's measurement model at that award's date of grant. The Company is currently evaluating the impact of the adoption of SFAS No. 123(R) on the Company's financial position and results of operations.

Income (Loss) Per Share. In computing basic earnings (loss) per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. The shares used in both the basic and diluted earnings per share calculations were 5,878,785, 5,780,603 and 5,614,825 for 2005, 2004 and 2003, respectively.

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

In the third quarter of 2005, the Company, based on the continuing losses Of its UK subsidiary, determined that the related goodwill was impaired and Expensed $319,000 of goodwill. This amount is included in loss from discontinued operations.

Reclassification. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note B.  Marketable Securities

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

Note C.  Accounts Receivable

The allowance for doubtful accounts was increased by $65,000, $34,000 and $40,000 in 2005, 2004 and 2003, respectively, by charges to costs and expenses. The Company wrote off uncollectible accounts, net of recoveries, of $38,000, $23,000 and $15,000 in 2005, 2004 and 2003, respectively.
The allowance is based on historical trends, aging of accounts receivable balances and the credit worthiness of the customer.

Note D.  Inventories, net (in thousands):
                                                         2005      2004
                                                         ----      ----
Finished and in process                                $1,571      $864
Materials and purchased parts                             674       731
                                                       ------    ------
                                                       $2,245    $1,595
                                                       ======    ======

Included in the above amounts is the Company's reserve for slow moving and obsolete inventories totaling $3,054,000 and $3,163,000 at December 31, 2005 and 2004, respectively. The provision for slow moving and obsolete inventories was increased by $666,000 and $293,000 in 2004 and 2003, respectively by charges to cost of products sold and was reduced by $109,000 in 2005 due t the sale of the reserved items.

Note E.  Property, Plant and Equipment, net (in thousands):
                                                        2005      2004
                                                        ----      ----
Machinery and equipment                               $2,870    $2,245
Furniture and fixtures                                 1,174     1,147
                                                      ------    ------
                                                       4,044     3,392
Less allowances for depreciation                       2,836     2,586
                                                      ------    ------
                                                      $1,208    $  806
                                                      ======    ======
The Company has recorded depreciation expense of $269,000, $277,000 and $290,000 in 2005, 2004 and 2003, respectively.

Note F.  Other Liabilities (in thousands):
                                                        2005      2004
                                                        ----      ----
Accrued officers' supplemental pension                $  313    $  368
Accrued deferred compensation                            176       207
Accrued defined benefit pension plan                     775       740
                                                      ------    ------
                                                       1,264     1,315
Less current portion (included in accrued
  compensation and benefits)                             890       277
                                                      ------    ------
                                                      $  374    $1,038
                                                      ======    ======
Note G.  Income Taxes
The components of the provision (benefit) for income taxes for the years ended December 31 are as follows (in thousands):
                                                   2005    2004   2003
                                                   ----    ----   ----
Current:
   State                                            $60     $55    $63
Deferred                                              0       0      0
                                                    ---     ---    ---
   Total Tax Expense                                $60     $55    $63
                                                    ===     ===    ===

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows (in thousands):
                                                      2005      2004
                                                      ----      ----
Deferred tax liabilities                          $     84   $    96
Deferred tax assets:
 Inventory valuation                                 1,174     1,252
 Accrued liabilities and employee benefits           2,146     1,272
 Accrued deferred compensation                         167       199
 Federal operating loss carryforward
    expiring in 2019                                 1,007       981
 Separate return federal operating loss
    carryforwards expiring in 2008 and 2009            445       445
 Other                                                 222       195
                                                    ------    ------
                 Total deferred tax assets           5,161     4,344
  Valuation allowance                               (5,077)   (4,248)
                                                    ------    ------
                                                        84        96
                                                   -------   -------
Net deferred tax assets                            $     0   $     0
                                                   =======   =======
The Company has increased its valuation allowances by $829,000, $181,000 and $1,151,000 in 2005, 2004 and 2003, respectively, as the Company cannot determine that the ultimate realization of its net deferred tax asset is more likely than not.

A reconciliation of the statutory federal income tax rate to the effective tax rate on pre tax loss for the years ended December 31, is as follows:
                                                    2005    2004    2003
                                                    ----    ----    ----
Statutory federal income tax rate                  (34.0)% (34.0)% (34.0)%
State income taxes, net of federal tax benefit       1.4    12.7     1.2
Write-off of purchased R&D,                          6.9
Nontaxable interest income                           (.8)   (1.0)
Goodwill amortization                               (1.0)   (9.4)    (.1)
Valuation allowance                                 29.8    63.3    33.7
Other                                                 .1  (12.4)     1.0
                                                    ----    ----    ----
                                                     2.4%   19.2%    1.8%
                                                    ====    ====    ====
Note H.  Other (Income) Expense, Net (in thousands):
                                                   Year Ended December 31,
                                                    2005    2004     2003
                                                    ----    ----     ----
Interest expense                                   $  25   $  14  $    17
Interest income                                     (352)   (154)    (177)
Settlement gain in plan termination                                  (849)
                                                   -----   -----  -------
                                                   $(327)  $(140) $(1,009)
                                                   =====   =====  =======

Note I. Acquisition
On November 18, 2005, the Company acquired ThinkEngine Networks, Inc. ("ThinkEngine") at a cost of $4,869,000 including $1,250,000 in cash, 1,149,705 shares of Common Stock valued at $3,127,000, $300,000 in one year interest-free notes and other costs of $192,000. ThinkEngine, based in Marlborough, Massachusetts, is an innovative provider of carrier-grade Voice over Internet Protocol (VOIP) solutions.

The acquisition has been accounted for by the purchase method. The purchase price was allocated to purchased in process research and development ($678,000), net current and long term assets ($308,000) and the value of intangible assets ($3,883,000) with estimated remaining useful lives of four to ten years. The following are unaudited pro forma results of operations as if the acquisition had taken place at the beginning of the respective year (in thousands except per share amounts):
                                                    2005     2004     2003
                                                    ----     ----     ----
Revenues                                         $ 8,762  $ 9,348  $ 5,172
Loss from continuing operations                  $(6,048) $(4,708) $(7,281)
Net loss                                         $(7,599) $(5,048) $(7,349)

Loss per share:
Loss from continuing operations                   $(0.89)  $(0.68)  $(1.08)
Net Loss                                          $(1.11)  $(0.71)  $(1.09)

Note J.  Discontinued Operations
On December 22, 2005, the Company sold its UK subsidiary, Dacon Electronics, Plc ("Dacon") in an arms length transaction to a company owned by the former Vice President of European Operations for $150,000 in cash and a $150,000 note. In addition, Dacon issued a note for $275,000 for amounts previously advanced to Dacon by the Company. A charge of $425,000 to reserve for these two notes was included in the loss on sale of discontinued operations.


As a result, the Company has reclassified Dacon's operations as discontinued operations and, accordingly, has segregated the assets, liabilities, revenues and expenses of the discontinue operations in its Consolidated Balance Sheets, Statement of Operations and notes thereto.

Assets and liabilities of the discontinued operations at December 31, 2004 are as follows (in thousands):

Assets
  Cash                                                  $  614
  Accounts receivable, net                                 729
  Other current assets                                     708
  Fixed assets, net                                        116
  Goodwill, net                                            319
                                                        ------
    Total assets                                        $2,486
                                                        ======

Liabilities
  Accounts payable                                     $  262
  Other current liabilities                               466
  Deferred revenue                                        160
                                                       ------
    Total liabilities                                  $  888
                                                       ======

Summary results for discontinued operations for the years ended December 31 are as follows (in thousands).
                                                  2005      2004      2003
                                                  ----      ----      ----
Revenue                                        $ 3,826    $5,526    $5,161
Operating expense                                4,976     5,739     5,229
                                               -------    ------    ------
Operating loss                                  (1,150)     (213)      (68)
Loss on impairment of goodwill                    (319)
Loss on sale                                       (86)
                                               -------    ------    ------
Loss from discontinued operations              $(1,555)   $ (213)   $  (68)
                                               =======    ======    ======
Note K. Commitments and Contingencies

Leases. Total rental expense amounted to $220,000 in 2005, $190,000 in 2004 and $186,000 in 2003. Future annual payments for long-term noncancellable leases for each of the four years in the period ending December 31, 2009 are approximately $219,000, $218,000, $187,000 and
$13,000, respectively, and $0 thereafter.

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
                                                  2005   2004   2003
                                                  ----   ----   ----
Interest cost on projected benefit obligation,    $ 91   $ 92   $106
Actual (return)/loss on plan assets                (33)   (14)  (109)
Net amortization and deferral                       (3)   (33)    63
Settlement loss                                                   58
                                                 -----   ----   ----
Net periodic pension cost                        $  55   $ 45   $118
                                                 =====   ====   ====
The following table sets forth the plan's funded status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                      2005       2004

Projected and accumulated benefit obligation for
 services rendered to date
  Beginning of year                                 $1,681     $1,489
  Loss (gain) due to change in estimates               183        214
  Interest cost                                         91         92
  Less benefits paid                                  (112)      (114)
                                                    ------     ------
  End of year                                        1,843      1,681
                                                    ------     ------
Plan assets at fair value
  Beginning of year                                    941        825
  Actual return on plan assets                          33         14
  Contribution                                         206        216
  Less benefits paid                                  (112)      (114)
                                                    ------     ------
  End of year                                        1,068        941
                                                    ------     ------
Plan assets less than benefit obligation              (775)      (740)
Unrecognized net loss                                  709        524
Minimum pension liability adjustment                  (709)      (524)
                                                    ------     ------
Accrued pension liability (included in other
  liabilities)                                      $ (775)    $ (740)
                                                    ======     ======
The discount rates used in determining the projected benefit obligation were
4.7% in 2005 and 5.5% in 2004.   The expected long-term rate of return on
plan assets used in determining the net periodic pension cost was 6.5% in 2005 and 2004. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual assets categories and economic and other indicators of future performance. The Company may also consult with other professionals in developing expected returns.
The plan's weighted-average asset allocations at December 31, 2005 and 2004 by asset category, are as follows:

     Asset Category,                                 2005       2004
Equity Securities                                     51%        56%
Debt Securities                                       25%        31%
Cash and cash equivalents                             24%        13%

In 2006, the Company applied to the Pension Benefit Guarantee Corporation and the Internal Revenue Service for permission to terminate this Plan. Reflecting this, the Company intends to contribute approximately $800,000 in 2006 to this plan and $1,870,000 in benefit payments is expected to be paid in 2006. When the Company terminates the Plan, it will recognize an expense of approximately $709,000.

401(k) Retirement Plan. The Company has a defined contribution plan covering substantially all domestic employees. The Company's contribution, until June of 2003 was based upon the participants' contributions. In June of 2003, the Company suspended its contribution. The expense was $23,000 in 2003.

Officers' Supplemental Pension Plan. The Company has an unfunded, noncontributory defined benefit pension plan covering certain retired officers. The components of net pension cost of the plan for the years ended December 31 are as follows (in thousands):

                                                2005    2004      2003
                                                ----    ----      ----
Interest cost on projected benefit obligation    $16     $19       $24
Amortization of actuarial gains                   (1)     (2)       (3)
                                                 ---     ---       ---
     Net periodic pension cost                   $15     $17       $21
                                                 ===     ===       ===
The following table sets forth the plan's status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31 (in thousands):
                                                      2005       2004
Projected benefit obligations
  Balance at beginning of period                      $322       $347
  Loss due to change in estimate                                   25
  Interest expense                                      16         19
  Less benefits paid                                   (70)       (69)
                                                      ----       ----
  Balance at end of period                             268        322
Unrecognized net gain                                   45         46
                                                      ----       ----
Accrued pension liability (included in other
    liabilities)                                      $313       $368
                                                      ====       ====

The discount rate used in determining the projected benefit obligation was 5.5% in 2005 and 2004. All participants are retired and receiving benefits under the Plan and therefore future increases in compensation are not applicable. The following benefit payments and contributions are expected to be paid: $69,000 in 2006, $65,000 in 2007, $50,000 in
2008, $50,000 in 2009, $50,000 in 2010 and an aggregate of $23,000 for the five year period ending in 2015.

Other Postretirement Benefit Plans. In addition to the Company's pension plans, the Company had a contributory, unfunded defined benefit plan providing certain health care benefits for domestic employees who retired prior to March 31, 1996, which was terminated effective December 31, 2003. The components of postretirement benefit cost for the year ended December 31, 2003 are as follows (in thousands):

                                                               2003
                                                               ----
    Interest cost                                             $  45
    Net amortization                                             (9)
    Settlement gain                                            (849)
                                                              -----
      Net periodic cost                                       $(813)
                                                              =====
The net benefits paid were $32,000 for 2003.

Deferred Compensation. At December 31, 2005 and 2004, the liability relating to a deferred compensation arrangement between the Company and a former director and officer of the Company was $176,000 and $207,000, respectively and is included in other liabilities. The Company expects to make payments in 2006 totaling $46,000 under this contract.

Note L.  Stock Plans
The 1990 Stock Option Plan provides for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally become exercisable in three equal annual installments on a cumulative basis commencing six months from the date of grant and expire ten years after the date granted.

The Company also has the 1967 Employee Stock Purchase Plan which provides for the grant to purchase shares at 85% of the fair market value of the stock on the date offered. Generally, rights to purchase shares under this plan expire 12 months (maximum 27 months) after the date of grant. For each of the three years in the period ended December 31, 2005, no grants were granted, exercised or cancelled. At December 31, 2005, there were no grants outstanding and there were 52,478 shares available for future grant.

The Company also has a time accelerated restricted stock plan ("Restricted Stock Plan") which provides for the award of shares to key employees; generally, the awards vest in five equal annual installments commencing two years after the date of the award. Vesting may be accelerated based on the achievement of certain financial performance goals.

The Company may, in certain circumstances, offer nonqualified options as an inducement to enter into employment with the Company (Inducement Options). Options generally become available in three equal annual installments on a cumulative basis generally commencing six months after the date of grant and expiring in 10 years.

In 2002, the company granted to key employees the right to receive 395,000 common shares which vested on January 2, 2006. Such rights were subject to immediate vesting in the event of change of control of the Company and pro-rata vesting in the event of death or involuntary termination of employment for reasons other than cause. The total value of the rights at the date of grant was $612,000 and was based on the market price of $1.55 per share.

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

Share information pertaining to these plans is as follows:
                                                 1990    Restricted  Directors'
                                  Inducement   Options     Stock      Option
                                   Options       Plan      Plan        Plan
                                  ----------   -------   ----------  ---------
Outstanding at December 31, 2002         0    1,040,325    258,680    101,250
 Granted                                        248,500    103,187     36,000
 Cancelled or expired                          (154,525)              (12,000)
 Vested                                                    (32,830)
 Exercised                                       (3,000)
                                   -------    ---------    -------    -------
Outstanding at December 31, 2003         0    1,131,300    329,037    125,250
Granted                                           3,000                30,000
Cancelled or expired                           (144,751)              (12,000)
Vested                                                     (53,550)
Exercised                                       (12,497)              (14,500)
                                   -------    ---------    -------    -------
Outstanding at December 31, 2004,        0      977,052    275,487    128,750
Granted                            705,000      167,000                30,000
Cancelled or expired                            (26,667)   (22,900)
Vested                                                     (70,137)
Exercised                                       (27,166)
                                   -------    ---------    -------    -------
Outstanding at December 31, 2005   705,000    1,090,219    182,450    158,750
                                   =======    =========    =======    =======
Available for future grant                        8,515     22,900     28,750
                                              =========    =======    =======

Under the 1990 Option Plan, the exercise price for options granted in 2003 was $2.20, in 2004 was $3.50 and in 2005 was $2.70. The weighted average exercise price for the options outstanding under the Option Plan is $3.95 with expiration dates ranging from 2010 to 2015. Options were exercised under the Option Plan at weighted average exercise prices of $1.55, $1.65 and $1.66 in 2003, 2004 and 2005, respectively. Shares exercisable under the Option Plan and weighted average exercise price at December 31, 2003, 2004 and 2005 were 681,764 and $6.53, 708,058 and $4.88 and 841,729 and $4.37, respectively.
The weighted average remaining lives for options outstanding at December 31, 2003, 2004 and 2005 were 7.3, 8.25 and 6.76 years, respectively.

Under the Restricted Stock Plan compensation expense was $146,000, $208,000 and $228,000 in 2005, 2004 and 2003, respectively.

The exercise price for options granted in 2003, 2004 and 2005 under the Directors' Stock Option Plan were $2.11, $3.50 and $3.22, respectively. The weighted average exercise price for the options outstanding under the plan is $3.59 with expiration dates ranging from 2006 to 2015. No options were exercised in 2003 and 2005; in 2004, options with a weighted average exercise
price of $1.93 were exercised.  Shares exercisable at December 31, 2003,   2004
and 2005 were 101,250, 104,750 and 128,750, respectively. The weighted average remaining lives for options outstanding at December 31, 2003, 2004 and 2005 were 7.6, 7.6 and 7.5 years, respectively.

The exercise price for 705,000 inducement options granted in 2005, in connection with the acquisition of ThinkEngine Networks were issued at an exercise price of $2.55 with expiration in 2015. At December 31, 2005, 70,000 shares were exercisable.

Note M.  Cumulative Other Comprehensive Loss
Cumulative other comprehensive loss consists of the following at December 31 (in thousands):
                                                    2005    2004   2003
                                                    ----    ----   ----
Cumulative translation adjustment                          $ 170  $  50
Minimum pension liability net of tax of $128        (580)   (395)  (148)
                                                   -----   -----  -----
                                                   $(580)  $(225)  $(98)
                                                   =====   =====  =====

Note N.  Related Party Transactions
Prior to August 2002, the Company had advanced amounts to officers primarily for personal income taxes related to various stock option plans. The amounts outstanding at December 31, 2005 and 2004 of $1,996, 000 and $1,968,000
include interest accrued on the advances. This indebtedness bears interest at rates approximating market rates and is payable upon demand.

In 2005, the Company sold its UK distributorship operations to a company owned by its former Vice President of European Operations. See Note J.

Note O.  Quarterly Financial Data (Unaudited)
(in thousands except per share amounts)
2005                                         First   Second   Third   Fourth
                                             -----   ------   -----   ------
Revenues                                    $1,721   $1,054   $ 986   $3,989
Gross profit                                 1,051      353     388    2,633
Income (loss) from continuing operations      (498)  (1,241) (1,065)     213
Loss from discontinued operations             (257)    (454)   (585)    (259)
Net income (loss)                             (755)  (1,695) (1,650)     (46)
Income (loss) per share:
   Continuing operations                     $(.09)   $(.22)  $(.19)   $(.03)
   Discontinued operations                    (.05)    (.08)   (.11)    (.04)
   Net loss                                   (.13)    (.31)   (.29)    (.01)

2004                                         First   Second   Third   Fourth
                                             -----   ------   -----   ------
Revenues                                    $2,261   $4,243  $1,889   $5,832
Gross profit                                   748    2,499     713    3,794
Income (loss) from continuing operations    (1,537)     283  (1,192)   2,105
Income (Loss) from discontinued operations     186       93    (156)    (336)
Net income (loss)                           (1,351)     376  (1,348)   1,769
Net income (loss) per share:
   Continuing operations                     $(.28)    $.05   $(.21)   $ .33
   Discontinued operations                     .03      .01    (.03)    (.06)
   Net income (loss)                          (.24)     .06    (.23)     .28

The Company expensed $678,000 of purchased in process R&D in connection with The acquisition of ThinkEngine Networks, Inc. in the fourth quarter of 2005. The gross margin percentage for the fourth quarter of 2005 was 62% versus 48% for the first nine months of 2005 due to increased volume.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Quarterly Evaluation. The Company's management carried out an evaluation as of December 31, 2005 of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which the Company refers to as the Company's disclosure controls. This evaluation was done under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require that the Company present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls as of the end of the period covered by this annual report.

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

Scope of the Evaluation of the Company's Disclosure Controls and Procedures.
As of December 31, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation of the Company's disclosure controls and procedures included a review of the Company's internal audit procedures, as well as discussions with members of management and others in the Company, as appropriate. In the course of the evaluation, the Company sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements were being undertaken. The overall goals of these various evaluation activities are to monitor the company's disclosure controls and procedures and to make modifications as necessary. The Company's intent in this regard is that the disclosure controls and procedures will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, the Company sought in this evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's internal control over financial reporting, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's internal control over financial reporting. The Company also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with the Company's on-going procedures.

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures. As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting. During the three months ended December 31, 2005, there were no changes in the Company's internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company's internal control for financial reporting.

Item 9B.  Other Information

Not applicable.


                               PART III

Item 10.  Directors and Executive Officers of the Company

The information appearing under the captions Information Concerning Nominees, Qualification of Audit Committee Members, Code of Ethics, and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the 2006 annual meeting of stockholders is incorporated herein by reference.

The identification of the executive officers of the Company and their positions with the Company and ages as of March 1, 2005 is set forth under the caption Executive Officers of the Company in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information on executive compensation set forth under the caption Executive Compensation in the Proxy Statement for the 2006 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans to be set forth under the captions Security Ownership and Equity Compensation Plan Information, respectively, in the Proxy Statement for the 2006 annual meeting of stockholders is incorporated herein by reference.

The equity compensation plan information set forth under the caption Equity Compensation Plan Information in the Proxy Statement for the 2006 annual meeting of stockholders is incorporated herein by reference.

Changes in Control.  None.

Item 13.   Certain Relationships and Related Transactions

The information on certain relationships and related transactions to be set forth under the caption Certain Relationships and Related Transactions in the Proxy Statement for the 2006 annual meeting of stockholders is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information on fees charged by the principal accountant to be set forth under the caption Independent Auditors' Fees in the Proxy Statement for the 2006 annual meeting of stockholders is incorporated herein by reference.

                               PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1) and (2) and (c) The response to this portion of Item 15 is submitted as a separate section beginning on page 32 of this Annual Report on Form 10-K.

(a)(3) and (b) The response to this portion of Item 15 is submitted as a separate section beginning on page 33 of this Annual Report on Form 10-K.














                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2006.

                                         COGNITRONICS CORPORATION
                                                Registrant
                                           by /s/Garrett Sullivan
                                              -------------------
                                                 Garrett Sullivan
                                                 Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 3, 2006.

  Signature                                 Title

  /s/ Brian J. Kelley                       President and Chief
  -------------------                       Executive Officer and a Director
      Brian J. Kelley

  /s/ Garrett Sullivan                      Treasurer
  --------------------                     (Principal financial and
     Garrett Sullivan                       accounting officer)

  /s/ John T. Connors                       Director
  -------------------
      John T. Connors


  /s/ Robert C. Fleming                     Director
  ---------------------
      Robert C. Fleming

  /s/ Jack Meehan                           Director
  ---------------
      Jack Meehan

  /s/ William A. Merritt                    Director
  ----------------------
     William A. Merritt

  /s/ William J. Stuart                     Director
  ---------------------
      William J. Stuart





















Item 15 (a) (1) and (2) and (c)





  (a)  (1)  Financial Statements

The following financial statements of the Company are included in Item 8. Financial Statements Covered by Reports of Independent Registered Public Accounting Firms:
                                                                     Page
Report of Independent Registered Public Accounting Firm. . . . . . . .13
Consolidated Balance Sheets, December 31, 2005 and 2004. . . . . . . .14
Consolidated Statements of Operations and Comprehensive Loss
 for each of the three years in the period ended December 31, 2005 . .15 Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2005. . . . . . . . . . 16

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005. . . . . . . . . . . . . . . . .17
Notes to Consolidated Financial Statements . . . . . . . . . . . . . .18

     (2) and (c) Financial Statement Schedules
Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information has been included in the Company's financial statements and, therefore, have been omitted.


Item 15(a)(3) and (c)
                           INDEX TO EXHIBITS

Exhibit
3.1 Certificate of Incorporation as filed on January 2, 1962 (Exhibit 3-1-A to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).
3.2 Amendment, dated June 28, 1965 (Exhibit 3-1-B to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).
3.3 Amendment, dated September 29, 1966 (Exhibit 3-1-C to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).
3.4 Amendment, dated October 30, 1967 (Exhibit 3-1-D to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).
3.5  Amendment, dated July 14, 1981 (Exhibit 3.5 to Annual Report on Form
     10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference).
3.6 Amendment, dated August 15, 1984 (Exhibit 3.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 1984 and incorporated herein by reference).
3.7 Amendment dated May 26, 1988 (Exhibit 3.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).
3.8 Amendment dated November 3, 1994 (Exhibit 3.8 to Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.9 Amendment, dated September 1, 1999 (Exhibit 3.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
3.10 Amendment, dated July 25, 2000 (Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference).
3.11 By-laws of the Company (Exhibit 3.9 to Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
4. Specimen Certificate for Common Stock (Exhibit 4-1 to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).
10.1 1990 Stock Option Plan, as amended (Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).
10.2 Lease, dated April 30, 1993, between The Danbury Industrial Corporation, landlord, and Cognitronics Corporation, tenant (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
10.3 Lease amendment, dated as of January 27, 2003, between the Danbury Industrial Corporation and Cognitronics Corporation (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.4 Form of Indemnity Agreement, dated October 27, 1986, between each Director (with equivalent form for each Officer) and Cognitronics Corporation (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).
10.5 Supplemental Pension Plan for Officers, as amended November 2, 1993 (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
10.6 Cognitronics Corporation Restricted Stock Plan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).
10.7 Form of Executive Severance Agreement between certain officers and Cognitronics Corporation ( Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.8 Addendum to Executive Severance Agreement between certain officers and Cognitronics Corporation (Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.9 The Directors' Stock Option Plan, as amended (Exhibit 10.3 to Quarterly Report on form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).
21. List of subsidiaries of the Company as of December 31, 2005 (attached as Exhibit 21 to this Annual Report on Form 10-K).
23.  Consent of Independent Registered Public Accounting Firm, dated March
     31, 2006 (attached as Exhibit 23 to this Annual Report on Form 10-K).
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached as Exhibit 31.1 to this Annual Report on Form 10-K).
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached as Exhibit 31.2 to this Annual Report on Form 10-K).
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
     2002 (attached as Exhibit 32.1 to this Annual Report on Form 10-K).
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
     2002 (attached as Exhibit 32.2 to this Annual Report on Form 10-K).