Form 10-K/A
period 2005-12-31
COGNITRONICS CORP
filed 2006-04-28
CIK 21438

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-K/A
                           AMENDMENT NO. 1

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

















































                              TABLE OF CONTENTS

The Company is amending its Annual Report on Form 10-K for the year ended December 31, 2005 to include in Part III items previously incorporated by reference.


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

                               PART III
10.     Directors and Executive Officers of the Company. . . . . . . 29
11.     Executive Compensation . . . . . . . . . . . . . . . . . . . 30
12.     Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters . . . . . . . . . 30
13.     Certain Relationships and Related Transactions . . . . . . . 34
14.     Principal Accountant Fees and Services . . . . . . . . . . . 36

                                PART IV
15.     Exhibits and Financial Statement Schedules . . . . . . . . . 38















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





                              PART III

Item 10.  Directors and Executive Officers of the Company

Information Concerning Directors

   The following table sets forth with respect to each director: (1) his name and age, all positions and offices with the Company currently held by him, and his principal occupation over the last five years (including other directorships and business experience) and (2) the periodduring which he has served as a director of the Company.

        Name, Age, Positions, Principal Occupation,          Director
           Directorships and Business Experience              Since
           -------------------------------------              -----

J. T. CONNORS, 57, U.S. Country Manager of Bank of Ireland     2000
 Wholesale Financial Services, a division of The Bank of
 Ireland since September 2005. Prior to that he had served as counsel in the New York office of the law firm of Pillsbury Winthrop Shaw Pittman LLP, formerly known as Shaw
 Pittman LLP, since 2003, a business and financial consultant, from 2001 to 2003 and President and Chief
 Operating Officer of Fortis Capital Holdings Inc (a financial services company), and its predecessor, Mees
 Pierson Holdings Inc., since 1997 and General Counsel of
 Mees Pierson Holdings Inc. from 1993 to 1997.

ROBERT C. FLEMING, 49, has been a founder of Prism Venture     2005
 Partners ("Prism"), a venture capital investment firm, since 1996.

BRIAN J. KELLEY, 54, has been President and Chief Executive    1994
 Officer of the Company since 1994. Prior to that he held senior management positions with TIE/Communications, Inc.
 from 1986 to 1994.

JACK MEEHAN, 56, has been President and Chief Executive        1991
 Officer of Novus, LLC (a telephone systems equipment
 company) since November 2001.  Prior to that he had been
 President and Chief Executive Officer of Aztec
 International, Inc. (a similar business), a subsidiary of
 Aztec Technology Partners, Inc., since 1983.
                                                               1994
WILLIAM  A. MERRITT, 69, has been President of Integrated
 Communications Systems Corp. since 1992, Vice President and General Counsel of Seaboard Properties, Inc. and a
 Managing Member of the Seaboard Group of companies since
 1992 and acting Chief Financial Officer of McAllister
 Towing and Transportation Company, Inc. since 1997.

WILLIAM J. STUART, 54, has been a general partner with         2001
 Still River Funds since September 2001. Prior to that he had been Vice President of the Broadband Infrastructure
 & Access Group of ADC Telecommunications, Inc. since
 October 2000, Vice President and Chief Financial Officer of
 Broadband Access Systems, Inc. from October 1999 to
 September 2000, Vice President and Chief Financial Officer of NetCore Systems, Inc. from May 1999 to October 1999 and
 Vice President and Chief Financial Officer of Telco Systems,
 Inc. from January 1997 to January 1999.



The foregoing directors were each elected at the 2005 Annual Meeting of Stockholders, except Mr. Fleming who was elected by the Board on December 16, 2005 pursuant to contractual terms in connection with the acquisition of ThinkEngine Networks, Inc. in November 2005. The contractual terms provide that, so long as Prism or one of its affiliated funds holds 400,000 or more shares of the Company's Common Stock, the Company shall cause an individual designated by Prism and Acceptable to the Company's Board of Directors to be elected a director.

Qualifications of Audit Committee Members

   The Company's Board has reviewed the qualifications of each of the members of the Audit Committee, comprised of Messrs. Meehan, Merritt and Stuart, and has determined that all of them are independent (as independence is defined in Section 121A of the American Stock Exchange's listing standards). The Board also determined that William J. Stuart qualifies as an "audit committee financial expert" as defined by the SEC pursuant to the Sarbanes-Oxley Act of 2002.

Code of Business Conduct and Ethics

   The Company has adopted a Code of Business Conduct that applies to all of its directors, officers and employees, including its chief executive officer and chief financial officer. The Board reassessed and restated the Code of Business Conduct and Ethics in 2005, a copy of which will be provided, without charge upon a written request addressed to Corporate Secretary, Cognitronics Corporation, 3 Corporate Drive, Danbury, CT 06810-4130.

Section 16(a) Beneficial Ownership Reporting Compliance

	In accordance with Section 16(a) of the Exchange Act, the Company's directors, officers and any person holding more than ten percent of the Company's Common Stock are required to file reports of ownership and any changes in ownership with the Securities and Exchange Commission, the American Stock Exchange and the Company. The Company believes that all of these filing requirements were timely satisfied during 2005 by its directors, officers and ten percent holders, except each of the following failed to file such reports: Messrs. Brix, Connors, Keefe, Kelley, Mayer, Meehan, Sullivan, Stuart and Zizzo - 1 report, 1 transaction each and Mr. Merritt - 7 reports, 8 transactions.


Executive Officers

   The identification of the executive officers of the Company and their positions with the Company and ages as of March 23, 2005 is set forth under the caption Executive Officers of the Company in Part I of this Annual Report on Form 10-K/A.

Item 11.  Executive Compensation

   The following tables and notes set forth the compensation paid or accrued by the Company during the fiscal years ended December 31, 2005, 2004 and 2003 to its five most highly compensated executive officers whose aggregate cash compensation exceeded $100,000 for services rendered to the Company in 2005.

                                        Summary Compensation Table




                                                                                      Long-term
                                                 Annual Compensation               Compensation Awards
                                                ----------------------             -------------------
            (a)                     (b)        (c)        (d)       (e)         (f)        (g)        (h)
                                                               Other Annual  Restricted  Options/  All Other
                                              Salary    Bonus  Compensation    Stock       SARs      Comp.
Name and Principal Position        Year         $         $        $(2)         $(1)        #        $(3)
---------------------------        ----       ------    -----  -----------   ---------   --------  ---------
Brian J. Kelley                    2005      294,808   60,000                            80,000     11,929
President and Chief                2004      270,000                                                 8,353
Executive Officer                  2003      282,116                           73,011    60,000      9,349

Kenneth G. Brix                    2005      161,114   30,000                            40,000        990
Vice President, Sales              2004      148,500                                                   990
                                   2003      155,160                           26,400    25,000      2,332

Roy A. Strutt                      2005      206,309                                                14,505
Former Vice President,             2004      214,185                                                14,656
European Operations                2003      197,184                           26,400    25,000     13,110
and Managing
Director, Dacon
Electronics Plc

Michael N. Keefe (4)               2005      137,442                                     10,000        840
Vice President,                    2004      126,000                                                   840
Engineering                        2003      131,654                           26,400    25,000      1,979

Garrett Sullivan                   2005      137,442   30,000                            20,000        840
Treasurer and Chief                2004      126,000                                                   840
Financial Officer                  2003      131,654                           26,400    25,000      1,979

(1) The Compensation Committee awarded restricted shares of Common
    Stock under the terms of the Restricted Stock Plan on October
    24, 2003, as follows: Mr. Kelley - 60,000 shares and  Messrs.
    Brix, Strutt, Keefe and  Sullivan  - 25,000 shares each .  The value of the shares on the award date is reflected in the table above. The shares vest 20% annually beginning on the second anniversary of the award provided the officer remains employed by the Company until the vesting date (except that if the officer is terminated prior to the vesting date by reason of a change in control, all restricted shares become vested immediately).
    Dividends will be paid on the restricted shares.   Aggregate shares
    vested in 2003 as follows: Mr. Kelley - 11,550 shares, Messrs. Brix, Keefe and Sullivan - 4,000 shares each and Mr. Strutt - 2,030 shares. Aggregate shares vested in 2004 as follows: Mr. Kelley - 19,000 shares, Messrs. Brix, Keefe and Sullivan - 6,950 shares each and Mr. Strutt - 4,500 shares. Aggregate shares vested in 2005 as follows: Mr. Kelley - 24,137 shares, Messrs. Brix, Keefe and Sullivan
    - 8,900 shares each and Mr. Strutt - 6,900 shares. The number of shares and value of the aggregate restricted stock holdings at December 31, 2005 are: Mr. Kelley - 70,050 shares, $168,821,
    Messrs. Brix, Keefe and Sullivan - each 26,100 shares, $62,901 and Mr. Strutt - 0 shares, $0.

(2) The amount perquisites was less than the lesser of $50,000 or 10% of total annual salary and bonus for the named executive officers.

(3) These amounts represent (a) pension contributions, (b) term life insurance premiums paid by the Company for the benefit of the officers' beneficiaries and (c) personal use of automobile in the following amounts: Mr. Kelley - $1,200 in insurance premiums and personal use of automobile - $10,729, Mr. Brix - $990 in insurance premiums, Messrs. Keefe and Sullivan - $840 in insurance premiums and Mr. Strutt - $14,505 in pension contributions. There are no cash values associated with the term life insurance.

(4) On March 31, 2006, Mr. Keefe's employment as Vice President,
    Engineering terminated. Under the terms of his severance, the Company will pay severance compensation in installments aggregating a minimum of $21,538 through June 2, 2006 and a maximum of $110,385 through January 19, 2007 under certain circumstances.



                           Option Grants in 2005


                        Individual Grants

      (a)             (b)         (c)       (d)         (e)       (f)      (g)
                              % of Total
                               Options
                              Granted to  Exercise
                    Options   Employees    Price    Expiration
Name              Granted#(1)  in 2005     ($/Sh)      Date      5%($)   10%($)
----------------- ---------- ----------  ---------  ----------   -----   ------
Brian J. Kelley     80,000       9.2%      2.70     10/25/15   135,841  344,248

Kenneth G. Brix     40,000       4.6%      2.70     10/25/15    67,921  172,124

Roy A. Strutt        None

Michael N. Keefe    10,000       1.1%      2.70     10/25/15    16,980   43,031

Garrett Sullivan    20,000       2.3%      2.70     10/25/15    33,960   86,062



(1) These options were granted under the Company's 1990 Stock Option Plan at an exercise price equal to the closing market price on the date of grant and are exercisable in three equal installments over 30 months. Normally, options are granted in connection with the review of annual compensation; however, the Compensation Committee may grant options at other dates at its discretion.

	Aggregate Option Exercises in 2005 and 2005 Year-end Option Values

     (a)               (b)           (c)            (d)             (e)
                                                                 Value of
                                                  Number of     Unexercised
                                                Unexercised    In-the-Money
                                                 Options at     Options at
                    Shares          Value         Year End       Year End
                  Acquired on    Realized on   Exercisable/   Exercisable/
Name             Exercise (#)    Exercise ($)  Unexercisable  Unexercisable
---------------- -----------    ------------   -------------  -------------
Brian J. Kelley     None                         242,500         $60,000
                                                 100,000          $4,200

Kenneth G. Brix     None                          86,667         $25,000
                                                  48,333          $1,750

Roy A. Strutt       None                          86,667         $25,000
                                                       0              $0

Michael N. Keefe    None                          86,667         $25,000
                                                  18,333          $1,750

Garrett Sullivan    None                          86,667         $25,000
                                                  28,333          $1,750


Pension Plans

   In 1977, the Company adopted a non-contributory, defined benefit pension plan covering substantially all employees in the United States. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

   In 1994, the Company amended the pension plan to eliminate future benefit accruals after June 30, 1994. Accordingly, new employees are not eligible to participate in the plan and the accrued pension benefit of earlier participants will remain at the level earned based on service through June 30, 1994. At January 1, 2006, the accrued annual pension benefits payable upon the retirement of the officers identified in the Summary Compensation Table were: Brian J. Kelley - $0; Kenneth G. Brix - $0; Michael N. Keefe - $6,319; Garrett Sullivan - $4,623; and Roy A. Strutt - $0. In September 2005, Board approved the termination of pension plan subject to the approval of the Internal Revenue Service and the Pension Benefit Guaranty Corporation, which is expected to be granted in 2006; upon receipt of the approvals, the present value of the accrued benefit of all participants, including the officers identified above, is expected to be distributed.

Compensation of Directors

   Directors who were not employees of the Company in 2005 were entitled to payment of (a) an annual fee of $8,000, (b) $1,000 for each Board meeting attended, of which there were four during 2005, and for each meeting of a committee of the Board not held in conjunction with a Board meeting, of which there was one in 2005 and (c) $1,000 for each substantive part of a business day that a director is requested to assist management in the future development of the Company's business, of which there were two such occasions in 2005. Directors may voluntarily defer the receipt of such fees to a future year. Directors may elect to be paid in cash or in shares of Common Stock of the Company. If a director elected to be paid in shares, he was entitled to 125% of the equivalent value in shares. Directors are also entitled to reimbursement of reasonable travel expenses.

   In September 1998, the Board unanimously approved the Directors' Stock Option Plan covering directors and officers who are not employees of the Company; the stockholders approved the adoption of the Directors' Stock Option Plan (the "Directors' Plan") and the awards thereunder at the Annual Meeting of Stockholders on May 13, 1999. The Board of Directors amended the Directors' Plan in 2000, 2001 and 2003, which amendments were approved by stockholders on May 11, 2000, May 17, 2001 and May 8, 2003, respectively. The terms of the Directors' Plan provide for an automatic award to each person who is a participant of options to purchase
(1) 3,000 shares of Common Stock on August 1, 2000, 2001 and 2002, (2) 6,000 shares of Common Stock in each subsequent year thereafter, (3) sixty days following the initial election of a director by the Board of Directors a pro rata portion of shares of the annual award and (4) 5,500 shares of Common Stock on November 9, 2002. The option exercise price is 100% of the fair market value per share of Common Stock on the date of the award, as defined in the Directors' Plan. Generally, the options become exercisable one year after the date of award and expire ten years after the date of award. During 2006, Messrs. Connors, Meehan, Merritt and Stuart were awarded options to purchase 6,000 shares of Common Stock each on August 1 at an exercise price of $3.22 per share. None of the Directors exercised options in 2005.

Compensation Committee Interlocks and Insider Participation

   The Compensation Committee is composed of Messrs. Meehan, Merritt and Stuart, each of whom are "non-employee directors" for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Mr. Connors was counsel with the law firm of Pillsbury Winthrop Shaw Pittman LLP until September 2005, which the Company retained during during that period.

   The Company has advanced to officers amounts principally for income taxes related to stock awards under its 1990 Stock Option and Restricted Stock Plans and stock bonuses. In connection therewith, the largest aggregate amount the executive officers were indebted to the Company since January 1, 2005, which is also the aggregate amount at April 1, 2006 are as follows: Mr. Kelley, President and a director - $550,637; Mr. Brix, a Vice President - $189,611; Mr. Keefe, a Vice President - $95,426; and Mr. Sullivan, Treasurer - $427,609; and Mr. Strutt, a former Vice President - $684,769 which was fully repaid prior to April 1, 2006. The above indebtedness, which is partially unsecured and is payable on demand, bears interest at varying rates approximating market rates. There were no such advances subsequent to July 28, 2002.



Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

   The following table sets forth information as to ownership of the Common Stock of the Company as of April 1, 2006 with respect to (i) current directors of the Company; (ii) the executive officers listed on the Summary Compensation Table; (iii) current directors and executive officers as a group; and (iv) beneficial owners of more than 5%.




                                              Shares          Percent of
                                            Beneficially        Shares
      Name of Beneficial Owner(k)              Owned         Outstanding
      --------------------------            ------------     -----------
Bruce Galloway ........................      461,600(k)           6.9%
Prism Venture Partners III, LLC .......    1,149,705(j)          17.2%
John T. Connors , Director ............       23,500(b)(c)         (a)
Robert C. Fleming, Director............    1,149,705(j)          17.2%
Brian J. Kelley, President, CEO and
  Director.............................      807,792(b)(d)(e)    11.6%
Jack Meehan, Director .................       23,500(b)(c)         (a)
William A. Merritt, Director...........       33,200(b)(c)         (a)
William J. Stuart, Director ...........       32,895(b)(c)(f)      (a)
Kenneth G. Brix, Vice President .......      211,567(b)           3.1%
Michael N. Keefe, former Vice President      222,944(b)(h)        3.3%
Roy A. Strutt, former Vice President ..        4,875(b)(g)         (a)
Garrett Sullivan, Treasurer and CFO ...      233,455(b)(i)        3.4%
All directors and officers, as a group
  including those listed above,
  consisting of 13 persons.............    3,037,595(b)(c)(l)    40.3%

(a) The percentage of shares beneficially owned does not exceed one percent.
(b) Of the shares of Common Stock shown above as beneficially owned, the number of shares with respect to which the following persons had a right to acquire beneficial ownership within 60 days were:
    John T. Connors - 23,500, Brian J. Kelly - 289,167, Jack Meehan - 23,500, William A. Merritt - 23,500, William J. Stuart - 23,750, Kenneth G. Brix - 108,333, Michael N. Keefe - 98,333, Garrett Sullivan - 101,667 and all current directors and officers as a group - 845,200. Other than shares as to which he had a right to acquire beneficial ownership or as noted below, each person held sole voting and sole investment power with respect to the shares shown above.
(c) Does not include equivalent shares of Common Stock recorded in the books and records of the Company as deferred compensation, as follows: John T. Connors - 25,522 shares, Jack Meehan -
    42,649 shares and William A. Merritt - 41,912 shares and all current officers and directors as a group - 110,083 shares.
(d) With respect to 110,133 of the shares, voting and investment power is shared with Mr. Kelley's spouse.
(e) Includes 4,500 shares held in Mr. Kelley's name as custodian for his three children.
(f) With respect to 8,145 of the shares, voting and investment power is shared with Mr. Stuart's spouse.
(g) Includes 4,875 shares held in the name of Mr. Strutt's spouse.
(h) With respect to 2,955 of the shares, voting and investment power is shared with Mr. Keefe's spouse.
(i) With respect to 32,257 of the shares, voting and investment power is shared with Mr. Sullivan's spouse.
(j) Based upon information set forth in a Schedule 13D filed with the SEC on November 25, 2005 by Prism Venture Partners III, L.P. ("PVP III"), which owns of record 1,116,134 shares and Prism Venture Partners III-A, L.P. ("PVP III-A"), which owns of record 33,571 shares. The 13D was also filed by Prism Venture Partners III, LLC ("PVP LLC"), John L. Brooks, III, Robert C. Fleming and William M. Seifert. Each of the indicated parties has shared voting and dispositive power over all of the shares. Messrs. Brooks, Fleming and Seifert are members of PVP LLC which is the sole general partner of PVP III and PVP III-A.
    Mr. Fleming is also a director of the Company.
(k) Based upon information set forth in a Schedule 13G filed with the SEC on February 23, 2006 by Strategic Turnaround Equity Partners, LP ("STEP"), Bruce Galloway and Gary Herman. Mr. Galloway has sole voting and dispositive power over 99,300 shares and shared voting and dispositive power over 362,300 shares. Mr. Herman has sole voting and dispositive power over 2,500 shares and shared voting and dispositive power over 157,200 shares. STEP has sole voting and dispositive power over no shares and shared voting and dispositive power over 156,200 shares. Messrs. Galloway and Herman are managing members of the general partner of STEP.
(l) With respect to 1,308,070 of the shares, voting and investment power is shared with the spouses or other affiliates of the beneficial owners.
(m) The business address of each of the named beneficial owners is c/o Cognitronics Corporation, 3 Corporate Drive, Danbury, CT 06810-4130, except for Mr. Strutt whose business address is c/o Dacon Electronics Plc, 1 Enterprise Way, Hemel Hempstead, Hertfordshire, HP27Y3, United Kingdom, Mr. Fleming and Prism Venture Partners III, LLC whose business address is 100 Lowder Brook Drive, Suite 2500, Westwood, MA 02090 and Bruce Galloway whose business is c/o Galloway Capital Management, LLC, 720
    Fifth Avenue, New York, New York 10019.

Equity Compensation Plan Information

   The following table sets forth securities authorized for issuance under all equity compensation plans of the Company at December 31, 2005.

                      Equity Compensation Plan Information
                             (a)                (b)                 (c)
                                                                Number of
                                                               Securities
                                                                remaining
                          Number of                           available for
                       Securities to be   Weighted-average   future issuance
                         issued upon      exercise price      under equity
                         exercise of      of outstanding      compensation
                         outstanding         options,        plans (excluding
                      options, warrants   warrants and    securities reflected
    Plan Category        and rights           rights          in column (a)

Equity compensation      1,237,970          $3.83              112,642(1)
plans approved by
security holders


Equity compensation      1,281,083(2)       $2.55               60,497
plans not approved
by security holders

Total                    2,519,053          $3.37              173,139

(1) Consists of (a) 52,478 shares available for grant of rights under the 1967 Employee Stock Purchase Plan, (b) 37,264 shares available for grant of stock options and (c) 22,900 shares for grant under the Restricted Stock Plan.

(2) Consists of shares available for issuance, as follows:
   (a) Rights granted in 2002 to executives to receive 395,000 shares of Common Stock on January 2, 2006. Such rights are subject to immediate vesting in the event of a change in control of the Company and pro-rata vesting in the event of death or involuntary termination for reasons other than cause. The total value of the rights at the date of grant was $612,000 based on the fair market value of the Common Stock ($1.55 per share) on the date of grant; $160,000 was charged to expense in 2005 related to this grant.
   (b) Rights of directors to receive 110,083 shares of Common Stock. Directors may elect to receive their fees in shares of Common
       Stock and defer receipt of such shares to a future date. If a director elects to be paid in shares, he is entitled to 125% of the equivalent value of the fees in shares.
   (c) Rights granted in 2001 to executives to receive 71,000 shares of Common Stock, the receipt of which has been voluntarily deferred by the executives to a future year. The total value of the rights was $338,000 based on the average fair market value of the Common Stock as the shares vested during 2001 ($4.76 per share), which amount was charged to expense in 2001.
   (d) Employment inducement stock options granted to newly hired employees during 2005 to purchase 705,000 shares of Common Stock at an average exercise price of $2.55 per share; the exercise price is equal to the fair market value of the Common Stock on the date of grant.
(3) Consists of shares available for issuance for directors' fees.


Changes in Control.  None.

Item 13.   Certain Relationships and Related Transactions

   Indemnity Agreements between the Company and individual officers and directors have been executed to allow those officers and directors to benefit from New York's indemnification statute. In accordance with the provisions of these Indemnity Agreements, the Company has agreed, subject to limitations, to indemnify and pay the reasonable expenses of officers and directors adjudicated liable in any civil, criminal or other action or proceeding, including any derivative action, for the acts or decisions made by them in good faith while performing services for the Company. Such indemnification would be made by the Company as specified in the Indemnity Agreements and any expenses or other amounts paid by way of indemnification, otherwise than by court order or action of the stockholders, would be reported to stockholders as provided by law.
No indemnification by the Company would be made to or on behalf of any officer or director if a judgment or other final adjudication adverse to such officer or director established that his acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he personally gained in fact a financial profit or other advantage to which he was not legally entitled. The Indemnity Agreements also obligate the Company to advance to officers and directors funds to pay the reasonable expenses incurred from time to time before any final determination of their rights to indemnification, subject to repayment to the extent required by the indemnification terms.

   The Company's Certificate of Incorporation limits the personal liability of directors to the Company or its stockholders for certain breaches of duty as directors, as permitted by New York law.

   The Company carried Directors' and Officers' Liability Insurance covering directors and officers for amounts up to $5 million in 2005.

   Until October 2005, the Company retained Pillsbury Winthrop Shaw Pittman LLP. John T. Connors, a director, was counsel of that firm until September 2005.

   The Company has entered into Executive Severance Agreements (the "Agreements") regarding change in control with Messrs. Kelley, Brix, Strutt, Keefe, Sullivan and one other officer of the Company
(individually, the "Executive"; collectively, the "Executives"). Under these Agreements, a "change in control" occurs if (a) the stockholders of the Company approve (i) any merger or consolidation of the Company (unless the voting stock of the Company outstanding immediately prior thereto continues to represent more than 50% of the combined voting power of the Company or the surviving entity thereafter or at least a majority of the directors of the Company or the surviving entity after the merger or consolidation were directors of the Company prior thereto),
(ii) the sale, lease, exchange or other transfer of all or substantially all of the Company's assets to any other company or (iii) any plan or proposal for the liquidation or dissolution of the Company, (b) persons who were directors of the Company on November 1, 1995 (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board of Directors, provided, however, that any person subsequently becoming a director whose election is approved by a vote of at least a majority of the then Incumbent Directors will be considered an Incumbent Director or (c) any person (other than the Company, its subsidiaries or any employee benefit plan of the Company), together with all affiliates and associates of such person, becomes the beneficial owner, directly or indirectly, of 20% or more of the Company's Common Stock. The Agreements provide that the Executive's compensation, responsibilities and employee benefits will not be reduced following a change in control. The
Agreements also provide that if the Executive's employment with the
Company is terminated under certain circumstances the Executive will continue to receive certain medical, insurance and other employee benefits for a period of two years and will receive a lump sum payment equal to, but limited by the amount deductible for income tax purposes under the Internal Revenue Code, 200% of the sum of (A) the greater of (i) the Executive's annual salary as in effect immediately prior to the termination or (ii) the Executive's salary as in effect immediately prior to the change in control and (B) the greater of (i) the Executive's annual bonus for the prior annual period, including performance bonus, amounts vested under the Company's Restricted Stock Plan and amounts under any other bonus program of the Company (the "Bonus Amounts") or
(ii) the average Bonus Amounts for the prior two years.   These benefits
will be provided to the Executives, other than Mr. Kelley, in the event that the Executive's employment is terminated within two years following a change in control (i) by the Company for any reason other than death, disability or cause or (ii) by the Executive under certain, limited circumstances, and to Mr. Kelley if his employment is voluntarily or involuntarily terminated (other than for death, disability or cause)
within two years following a change in control. Payments to the Executives under the Agreements are limited to such amounts to permit all payments to the Executives to be made by the Company to be deductible in accordance
with Section 280G of the Internal Revenue Code.   The terms of these
Agreements expire on October 16, 2010, unless a change in control has occurred on or prior to such date, in which case the Agreements will continue in effect for two years following the change in control.

   In the event of a change in control, the Company's 1990 Stock Option and Directors' Option Plans provide that all outstanding stock options will become fully exercisable. In the event of a change in control followed by termination of employment, the Company's Restricted Stock Plan provides that the restrictions on shares of the Company's Common Stock previously awarded will terminate.

   Information with respect to advances to officers is set forth in
Item 11 herein under the caption Compensation Committee Interlocks and Insider Participation.

   Except as described above, no director or officer had any material interest in any material transaction of the Company or any of its subsidiaries during the period from January 1, 2005 to April 28, 2006 or any such proposed transaction, nor had any of their associates.


Item 14.   Principal Accountant Fees and Services

   The Company's Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and services provided by, the Company's independent auditing firms. Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table below were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

   The aggregate fees billed or expected to be billed by the Company's principal independent auditors for its 2005 services are as follows:


                                                     2005     2004
                                                     ----     ----
Audit Fees - Review of the Company's quarterly
financial statements, audit of the annual
financial statements and related consultation.   $138,600  $99,000

Audit-Related Fees                                   None     None

Tax Fees                                             None     None

Other fees                                           None     None














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


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2006.

                                         COGNITRONICS CORPORATION
                                                Registrant
                                           by /s/Garrett Sullivan
                                              -------------------
                                                 Garrett Sullivan
                                                 Treasurer












































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


Item 15(a)(3) and (c)
                           INDEX TO EXHIBITS

Exhibit
3.1 Certificate of Incorporation as filed on January 2, 1962 (Exhibit 3-1-A to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).
3.2 Amendment, dated June 28, 1965 (Exhibit 3-1-B to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).
3.3 Amendment, dated September 29, 1966 (Exhibit 3-1-C to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).
3.4 Amendment, dated October 30, 1967 (Exhibit 3-1-D to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).
3.5  Amendment, dated July 14, 1981 (Exhibit 3.5 to Annual Report on Form
     10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference).
3.6 Amendment, dated August 15, 1984 (Exhibit 3.6 to Annual Report on Form 10-K for the fiscal year ended December 31, 1984 and incorporated herein by reference).
3.7 Amendment dated May 26, 1988 (Exhibit 3.7 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by reference).
3.8 Amendment dated November 3, 1994 (Exhibit 3.8 to Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
3.9 Amendment, dated September 1, 1999 (Exhibit 3.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).
3.10 Amendment, dated July 25, 2000 (Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference).
3.11 By-laws of the Company (Exhibit 3.9 to Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
4. Specimen Certificate for Common Stock (Exhibit 4-1 to Form S-1 Registration Statement No. 2-27439 and incorporated herein by reference).
10.1 1990 Stock Option Plan, as amended (Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).
10.2 Lease, dated April 30, 1993, between The Danbury Industrial Corporation, landlord, and Cognitronics Corporation, tenant (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
10.3 Lease amendment, dated as of January 27, 2003, between the Danbury Industrial Corporation and Cognitronics Corporation (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).
10.4 Form of Indemnity Agreement, dated October 27, 1986, between each Director (with equivalent form for each Officer) and Cognitronics Corporation (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).
10.5 Supplemental Pension Plan for Officers, as amended November 2, 1993 (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).
10.6 Cognitronics Corporation Restricted Stock Plan (Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).
10.7 Form of Executive Severance Agreement between certain officers and Cognitronics Corporation ( Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
10.8 Addendum to Executive Severance Agreement between certain officers and Cognitronics Corporation (Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.9 The Directors' Stock Option Plan, as amended (Exhibit 10.3 to Quarterly Report on form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).
21.  List of subsidiaries of the Company as of December 31, 2005 (Exhibit
     21 to Annual Report on Form 10-K for the year ended December 31, 2005).
23.  Consent of Independent Registered Public Accounting Firm, dated March
     31, 2006 (Exhibit 23 to Annual Report on Form 10-K for the year ended December 31, 2005).
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached as Exhibit 31.1 to this Annual Report on Form 10-K/A).
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached as Exhibit 31.2 to this Annual Report on Form 10-K/A).
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
     2002 (attached as Exhibit 32.1 to this Annual Report on Form 10-K/A).
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
     2002 (attached as Exhibit 32.2 to this Annual Report on Form 10-K/A).