Form 10-Q
period 2006-03-31
COGNITRONICS CORP
filed 2006-05-15
CIK 21438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

                               or

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

        Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes    x        No

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

        The Registrant has 6,688,374 shares of Common Stock, $.20 par value per share outstanding at March 31, 2006.
                     Part I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

               COGNITRONICS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands)

                                             March 31,       December 31,
                                               2006              2005
                                           (Unaudited)          (Note)
                                           ___________       ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 1,467           $ 1,750
  Marketable securities                       6,312             6,370
  Accounts receivable, net                    1,400             3,565
  Inventories                                 1,992             2,245
  Other current assets                          293               137
                                            -------           -------
      TOTAL CURRENT ASSETS                   11,464            14,067

LOANS TO OFFICERS                             1,355             2,029
PROPERTY, PLANT AND EQUIPMENT, NET            1,292             1,208
OTHER ASSETS, NET                             3,770             3,901
                                            -------           -------
                                            $17,881           $21,205
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $   515           $   814
  Notes payable                                 300               300
  Accrued compensation and benefits           1,857             1,817
  Deferred service revenue                    1,104             2,976
  Income taxes payable                          471               405
  Other accrued expenses                        437               504
                                            -------           -------
      TOTAL CURRENT LIABILITIES               4,684             6,816

NON-CURRENT LIABILITIES                         351               374

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 per share,
    authorized 20,000,000 shares;
    issued 7,016,583 shares                   1,403             1,403
  Additional paid-in capital                 15,358            15,498
  Accumulated deficit                        (1,995)           (1,281)
  Accumulative other comprehensive loss        (580)             (580)
  Unearned compensation                         (95)             (156)
                                            -------           -------
                                             14,091            14,884
  Less cost of 328,209 and 111,142
   common shares in treasury                 (1,245)             (869)
                                            -------           -------
     TOTAL STOCKHOLDERS' EQUITY              12,846            14,015
                                            -------           -------
                                            $17,881           $21,205
                                            =======           =======



See Note to Condensed Consolidated Financial Statements.


                COGNITRONICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               AND COMPREHENSIVE INCOME(LOSS) (UNAUDITED)
             (dollars in thousands except per share amounts)


                                             Three Months Ended
                                                  March 31,

                                             2006          2005
                                             ----          ----
REVENUES
  Sales                                     $3,062        $1,461
  Service                                      403           260
                                            ------        ------
                                            $3,465        $1,721

COST AND EXPENSES:
  Cost of revenues                           1,479           670
  Research and development                   1,430           718
  Selling, general and
     administrative                          1,397           872
  Other (income)expense, net                  (106)          (56)
                                            ------        ------
                                             4,200         2,204
                                            ------        ------
  Loss before income taxes                    (735)         (483)
PROVISION FOR INCOME TAXES                      15            15
                                            ------        ------
  Loss from continuing operations             (750)         (498)
  Loss from discontinued operations,
    net of tax                                   -          (257)
  Cumulative effect of change in
    accounting principle, net of tax            36             -
                                            ------        ------
NET LOSS                                      (714)         (755)
Currency translation adjustment                  -            21
                                            ------        ------
COMPREHENSIVE LOSS                          $ (714)       $ (734)
                                            ======        ======
LOSS PER BASIC AND DILUTED SHARE:
  Continuing operations                      $(.10)        $(.09)
                                            ======        ======
  Discontinued operations                    $   -         $(.05)
                                            ======        ======
  Cumulative effect of change in
    accounting principle, net of tax         $ .01         $   -
                                            ======        ======
  Net loss                                   $(.10)        $(.13)
                                            ======        ======
Weighted average number of basic
   and diluted shares outstanding:        7,145,218      5,634,141
                                          =========      =========


See Note to Condensed Consolidated Financial Statements.


                COGNITRONICS CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (dollars in thousands)

                                             Three Months Ended
                                                  March 31,

                                             2006          2005
                                             ----          ----
NET CASH PROVIDED(USED) BY
   OPERATING ACTIVITIES                     $  (88)       $2,195
                                            ------        ------
INVESTING ACTIVITIES
  Purchase of marketable securities         (2,800)       (3,574)
  Sales of marketable securities             2,813         1,400
  Additions to property, plant and
    equipment, net                            (208)          (16)
  Purchase of software                           0           (17)
                                            ------        ------
     NET CASH PROVIDED(USED) BY
      INVESTING ACTIVITIES                    (195)       (2,207)
                                            ------        ------
FINANCING ACTIVITIES
  Shares issued pursuant to
    employee stock plans                         0            25
                                            ------        ------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                       0            25
                                            ------        ------
CASH PROVIDED(USED) BY DISCONTINUED
  OPERATIONS                                     0             0
                                            ------        ------
INCREASE(DECREASE)IN CASH AND
  CASH EQUIVALENTS                            (283)           13
CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                 1,750         2,222
                                            ------        ------
CASH AND CASH EQUIVALENTS - END OF PERIOD   $1,467        $2,235
                                            ======        ======
INCOME TAXES PAID                           $    2        $    2
                                            ======        ======
INTEREST PAID                               $    0        $    0
                                            ======        ======


See Note to Condensed Consolidated Financial Statements.


     NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 2006

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation for discontinued operations required by Statement of Financial Accounting Standards ("SFAS") No. 144 resulting from the discontinued operations of the Company's former UK subsidiary (discussed below).

Inventories (in thousands):
                                         March 31,        December 31,
                                           2006                2005
                                           ----                ----
Finished and in process                  $1,386             $1,571
Materials and purchased parts               606                674
                                         ------             ------
                                         $1,992             $2,245
                                         ======             ======

Non-Current Liabilities (in thousands):

                                         March 31,        December 31,
                                           2006                2005
                                           ----                ----
Accrued supplemental pension plan        $  300             $  313
Accrued deferred compensation               167                176
Accrued pension expense                     755                775
                                         ------             ------
                                          1,222              1,264
     Less current portion                   871                890
                                         ------             ------
                                         $  351             $  374
                                         ======             ======

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. For all periods presented, options and warrants were anti-dilutive and therefore were not included in the determination of net loss per share.



Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) ("SFAS No. 123(R))", "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

The Company has recognized compensation expense for its restricted stock grants. Upon adoption of SFAS 123(R), using the modified prospective method, the Company recognized a benefit of $36,000 as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01.

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options and other equity-based awards. The plans provide for the grant of stock options and restricted stock awards.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options generally expire in 10 years and vest over thirty months.

Restricted stock awards generally vest over four to six years.


The following table summarizes stock option activity:



                          Inducement          1990 Stock          Directors'
                           Options            Option Plan        Option Plan
                          ----------          -----------        -----------
                               Weighted              Weighted          Weighted
                               Average               Average           Average
                               Exercise              Exercise          Exercise
                      Shares    Price      Shares     Price    Shares   Price

Outstanding at
December 31, 2005    705,000    $2.55   1,090,219     $3.95    158,750   $3.59

Granted               55,000    $3.03                            2,500   $3.05

Exercised                                 (24,200)    $1.55

Forfeited/
expired              (50,000)   $2.55     (88,164)    $4.79    (11,000) $12.36
                    --------            ---------               -------
Outstanding at
March 31, 2006       710,000    $2.58     977,855     $3.93    150,250   $2.94

Shares available
for future grant                           96,679               41,917

Weighted average
remaining term         9.56 years            6.54 years           7.58 years

Intrinsic value:

 Outstanding          $367,000               $680,000             $85,000

 Exercisable           $41,000               $571,000             $85,000



In 2006 shares of stock were used to exercise 24,200 options with an intrinsic value of $38,000.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

On January 2, 2006, 395,000 common shares, which were granted in 2002, vested. The total value of the rights at the date of grant was $612,000 and was based on the market price of $1.55 per share.

The following table summarizes non-vested restricted stock activity.

                                                           Weighted Average
                                         Shares         Grant Date Fair Value
                                         ------         ---------------------
  Unvested as of December 31, 2005      182,450                 $2.58
  Granted                                     -
  Vested                                      -
  Forfeited                             (26,100)                 2.46
                                        -------
  Unvested as of March 31, 2006         156,350                 $2.60
                                        =======

  Shares available for future grant      49,000

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the three months ended March 31, 2005 (in thousands except per share amounts):

                                                Three Months Ended
                                                  March 31, 2005
                                                ------------------
            Net loss, as reported                     $(755)
            Add: Stock-based compensation
            included therein                             88
            Deduct: Total stock-based compensation
            under the fair value method                (150)
                                                      -----
            Pro forma net income                      $(817)
                                                      =====
            Income per share applicable to
            common shareowners:
              As reported: Basic and diluted         $(0.13)
                                                     ======
              Pro forma: Basic and diluted           $(0.15)
                                                     ======

The following table summarizes the components and classification of stock-based compensation expense included in the Statement of Operations (in thousands):

                                                       Three Months Ended
                                                            March 31,

                                                        2006        2005

                      Stock options                     $244
                      Restricted stock                    29        $ 80
                      Other                                9           8
                                                        ----        ----
                      Total stock-based
                      compensation expense              $282        $ 88
                                                        ====        ====
                      Cost of products and services     $ 12        $  7
                      Selling, general and
                        administrative                   156          69
                      Research and development           114          12
                                                        ----        ----
                      Total stock-based
                      compensation expense              $282        $ 88
                                                        ====        ====
As a result of adopting FAS 123(R), the Company's income before income taxes and income from continuing operations for the quarter ended March 31, 2006, is $244,000 lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations for the quarter ended March 31, 2005 would have been $0.07, if the Company had not adopted FAS 123(R), compared to reported basic and diluted loss from continuing operations per share of $0.10.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance is maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position
(FSP) No. SFAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123(R).

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants of $1.47 for the three months ended March 31, 2006.

                  Dividend yield                      0.0%
                  Weighted average volatility        53.3%
                  Risk-free interest rate             4.5%
                  Expected holding period
                    (in years)                        3.5


No dividend yield was assumed because the Company has never paid a cash dividend.

The weighted average volatility for the current period was developed using historical volatility.

The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

This assumption was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns. An increase in the expected holding period will increase stock compensation expense.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

As of March 31, 2006, approximately $.6 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of one year.

In addition, for the purpose of the Statement of Cash Flows, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than an operating activity as in the past.

Pension Plan

The Company has a defined benefit pension plan. No additional service cost benefits were earned subsequent to June 30, 1994. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

The components of net periodic benefit cost of the plan for the three months ended March 31 are as follows (in thousands):

                                                            2006       2005
                                                            ----       ----
Interest cost on projected
  benefit obligation                                         $23        $23
Expected return on plan assets                               (15)       (15)
Amortization of net loss                                       7          7
                                                             ---        ---
     Net periodic pension cost                               $15        $15
                                                             ===        ===
In 2006, the Company applied to the Pension Benefit Guarantee Corporation and the Internal Revenue Service for permission to terminate this plan. Reflecting this, the Company intends to contribute approximately $800,000 in 2006 to this plan and $1,870,000 in benefit payments are expected to be paid in 2006. When the Company terminates the plan, it will recognize an expense of approximately $709,000.

Acquisition

On November 18, 2005, the Company acquired ThinkEngine Networks, Inc. The following are unaudited pro forma results for the three months ended March 31, 2005 as if the acquisition had taken place at the beginning of the period (amounts in thousands):

                Revenues                           $ 1,934
                                                   =======
                Loss from continuing operations    $(1,511)
                                                   =======
                Net loss                           $(1,768)
                                                   =======
                Loss per share:
                 Loss from continuing operations     $(.22)
                                                     =====
                 Net loss                            $(.26)
                                                     =====

Discontinued Operations

On December 22, 2005, the Company sold its UK subsidiary, Dacon Electronics, Plc ("Dacon") in an arms length transaction to a company owned by its former Vice President of European Operations. As a result, the Company has reclassified Dacon's operations as discontinued operations and, accordingly, revenues and expenses of the discontinued operations in its Consolidated Statement of Operations and Comprehensive Income.

Summary results for discontinued operations for the three months ended March 31, 2005 are as follows (in thousands).


                Revenues                           $1,008

                Operating costs and expenses        1,265
                                                   ------
                Operating loss                     $ (257)
                                                   ======
                Loss from discontinued operations  $ (257)
                                                   ======

Related Party Transaction

During the quarter ended March 31, 2006, a former officer of the company repaid loans and accumulated interest, aggregating approximately $690,000 using 209,921 shares of the Company Common Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain Factors That May Affect Future Results

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe", "expect" and "may". Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, variability of sales volume from quarter to quarter, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers and third party suppliers, intellectual property rights, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q, the Company's Form 10-K for the year ended December 31, 2005 and in the Company's other Securities and Exchange Commission filings.

Results of Operations

For the quarter ended March 31, 2006, the Company reported a loss from continuing operations of $.8 million ($.10 per basic and diluted share), versus a loss of $.5 million ($.09 per basic and diluted share) in the comparable 2005 quarter. Included in the results from operations for the quarter ended March 31, 2006 was $248,000 of expense related to the expensing of stock options.
Net loss was $.7 million and $.8 million for the periods ended March 31, 2006 and 2005, respectively.

Consolidated revenues for the first quarter of 2006 increased $1.7 million, or 101%, from the prior year period. Revenues increased due to increased product sales of $1.9 million of equipment shipped to a telecommunication service provider in 2005 and recognized as a sale in the current quarter and $.5 due to the inclusion of ThinkEngine Networks, Inc. ("ThinkEngine"), acquired in November of 2005, offset, in part, by lower sales of $.7 million to a world-wide telecommunication system integrator.

The gross margin percentage was approximately 57% in the 2006 quarter versus 61% in the prior year.

Research and development expense increased $.7 million (99%) from the same period in 2005, primarily due to the inclusion of ThinkEngine ($.5 million), the expensing of stock options ($.1 million) and higher personnel costs.

Selling, general and administrative expense increased $.5 million, or 60%, primarily due to the inclusion of ThinkEngine ($.3 million), the expensing of stock options ($.1 million) and higher commissions and salaries.

Other (income) expense increased due to higher interest earned on cash balances and marketable securities, reflecting higher interest rates.

No tax benefit was provided for the losses incurred in 2006 since the Company cannot determine that the realization of the net deferred tax asset is more likely than not.

Liquidity and Sources of Capital

Net cash used by operations for the three months ended March 31, 2006 was $.1 million versus cash provided by operations of $2.2 million in the comparable period of 2005; this variance from the prior year is primarily attributable to the decrease in accounts receivable in the 2005 quarter. The cash used by investing activities of $.2 million in 2006 versus $2.2 in 2005 reflects net purchases of marketable securities in 2005.

Working capital and the ratio of current assets to current liabilities was $6.8 million and 2.4:1 at March 31, 2006 compared to $7.2 million and 2.1:1 at December 31, 2005.

During the remainder of 2006, the Company may repurchase up to an additional 43,871 shares of its common stock and anticipates contributing $.8 million to its defined benefit pension plan and purchasing $.3 million of equipment Management believes that the cash flow from operations, its cash and cash equivalents and marketable securities will be sufficient to meet these needs in 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provisions, a change in interest rates would not have a material impact on their value.

Item 4.  Controls and Procedures

Cognitronics Corporation's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be disclosed in this quarterly report and all information required to be disclosed by the Company under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. During the three months ended March 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          Part II.  OTHER INFORMATION

Item 6.  Exhibits

     Index to Exhibits

     Exhibit

     31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COGNITRONICS CORPORATION
                                         Registrant



Date: May 15, 2006                      By /s/ Garrett Sullivan
                                          Garrett Sullivan, Treasurer
                                           and Chief Financial Officer