Form 10-Q
period 2006-06-30
COGNITRONICS CORP
filed 2006-08-14
CIK 21438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006
                                  or
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the

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

        The Registrant has 6,706,125 shares of Common Stock, $.20 par value per share outstanding at June 30, 2006.




                        Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                              June 30,       December 31,
                                               2006              2005
                                             --------       ------------
                                           (Unaudited)          (Note)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 1,725           $ 1,750
  Marketable securities                       3,571             6,370
  Accounts receivable, net                    1,563             3,565
  Inventories                                 1,967             2,245
  Other current assets                          289               137
                                            -------           -------
      TOTAL CURRENT ASSETS                    9,115            14,067
LOANS TO OFFICERS                             1,173             2,029
PROPERTY, PLANT AND EQUIPMENT, NET            1,188             1,208
OTHER ASSETS, NET                             3,681             3,901
                                            -------           -------
                                            $15,157           $21,205
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $   266           $   814
  Notes payable                                 300               300
  Accrued compensation and benefits           1,764             1,817
  Deferred service revenue                      971             2,976
  Income taxes payable                          486               405
  Other accrued expenses                        812               504
                                            -------           -------
      TOTAL CURRENT LIABILITIES               4,599             6,816

NON-CURRENT LIABILITIES                         329               374

STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 per share,
    authorized 20,000,000 shares;
    issued 7,016,583 shares                   1,403             1,403
  Additional paid-in capital                 15,156            15,498
  Accumulated deficit                        (4,567)           (1,281)
  Accumulative other comprehensive loss        (580)             (580)
  Unearned compensation                         (72)             (156)
                                            -------           -------
                                             11,340            14,884
  Less cost of 310,458 and 111,142
    common shares in treasury                (1,111)             (869)
                                            -------           -------
     TOTAL STOCKHOLDERS' EQUITY              10,229            14,015
                                            -------           -------
                                            $15,157           $21,205
                                            =======           =======

See Note to Condensed Consolidated Financial Statements.



                  COGNITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME(LOSS) (UNAUDITED)
               (dollars in thousands except per share amounts)

                                  Three Months Ended    Six Months Ended
                                       June 30,             June 30,
                                  ------------------    ----------------
                                    2006     2005         2006      2005
                                    ----     ----         ----      ----
REVENUES
  Sales                           $ 1,159   $   717    $ 4,221   $ 2,178
  Service                             417       337        820       597
                                  -------   -------    -------   -------
                                    1,576     1,054      5,041     2,775
COST OF REVENUES                    1,465       701      2,944     1,371
                                  -------   -------    -------   -------
  Gross profit                        111       353      2,097     1,404
OTHER COSTS AND EXPENSES:
  Research and development          1,451       791      2,881     1,509
  Selling, general and
     administrative                 1,291       866      2,688     1,738
  Other (income)expense, net          (74)      (78)      (180)     (134)
                                  -------   -------    -------   -------
  Loss before income taxes         (2,557)   (1,226)    (3,292)   (1,709)
PROVISION FOR INCOME TAXES             15        15         30        30
                                  -------   -------    -------   -------
  Loss from continuing
    operations                     (2,572)   (1,241)    (3,322)   (1,739)
  Loss from discontinued
    operations, net of tax                    (454)                 (711)
  Cumulative effect of change in
    accounting principle,
      net of tax                                            36
                                  -------   -------    -------   -------
NET LOSS                           (2,572)   (1,695)    (3,286)   (2,450)
Currency translation adjustment                 (46)                 (25)
                                  -------   -------    -------   -------
COMPREHENSIVE LOSS                $(2,572)  $(1,741)   $(3,286)  $(2,475)
                                  =======   =======    =======   =======
LOSS PER BASIC AND DILUTED SHARE:
  Continuing operations            $(0.36)   $(0.22)    $(0.47)   $(0.31)
  Discontinued operations                     (0.08)               (0.13)
  Cumulative effect of change
    in accounting principle,
      net of tax                                          0.01
                                   ------    ------     ------    ------
  Net loss                         $(0.36)   $(0.30)    $(0.46)   $(0.43)
                                   ======    ======     ======    ======
Weighted average number of
  basic and diluted shares
    outstanding:                7,058,257 5,653,173  7,104,496 5,643,571
                                ========= =========  ========= =========
See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                     Six Months Ended
                                                         June 30,
                                                     ----------------
                                                     2006         2005
NET CASH PROVIDED(USED) BY                           ----         ----
   OPERATING ACTIVITIES                           $(2,689)      $1,873
                                                  -------       ------
INVESTING ACTIVITIES
  Purchase of marketable securities                (2,800)      (5,529)
  Sales of marketable securities                    5,599        4,325
  Repayment of officers' loans			      887
  Additions to property, plant and
    equipment                                       (234)         (19)
                                                  -------       ------
     NET CASH PROVIDED(USED) BY
      INVESTING ACTIVITIES                          3,452       (1,223)
                                                  -------       ------
FINANCING ACTIVITIES
  Repurchase of shares					     (788)
  Shares issued pursuant to
    employee stock plans                                0           30
                                                  -------       ------
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                           (788)          30
                                                  -------       ------
CASH PROVIDED(USED) BY DISCONTINUED
  OPERATIONS                                            0            0
                                                  -------       ------
INCREASE(DECREASE)IN CASH AND
  CASH EQUIVALENTS                                    (25)         680
CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                        1,750        2,222
                                                  -------       ------
CASH AND CASH EQUIVALENTS - END OF PERIOD          $1,725       $2,902
                                                  =======       ======
INCOME TAXES PAID                                  $    3       $    2
                                                   ======       ======
INTEREST PAID                                      $    0       $    0
                                                   ======       ======


See Note to Condensed Consolidated Financial Statements.












                  COGNITRONICS CORPORATION AND SUBSIDIARIES
       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                June 30, 2006

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Inventories (in thousands):
                                         June 30,           December 31,
                                           2006                2005
                                         -------            -----------
Finished and in process                  $1,341              $1,571
Materials and purchased parts               626                 674
                                         ------              ------
                                         $1,967              $2,245
                                         ======              ======

Non-Current Liabilities (in thousands):

                                         June 30,            December 31,
                                           2006                 2005
                                         -------             -----------
Accrued supplemental pension plan        $  287               $  313
Accrued deferred compensation               157                  176
Accrued pension expense                     770                  775
                                         ------               ------
                                          1,214                1,264
   Less current portion included in
   accrued compensation and benefits        885                  890
                                         ------               ------
                                         $  329               $  374
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

The Company has recognized compensation expense for its restricted stock grants. Upon adoption of SFAS 123(R), using the modified prospective method, the Company recognized a benefit of $36,000 as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01 for the six-month period ended June 30, 2006.

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that compensation expense for all such awards is recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

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

The following table summarizes stock option activity:
                      Inducement           1990 Stock           Directors'
                       Options            Option Plan          Option Plan
                      ----------          -----------          ------------

                            Weighted             Weighted           Weighted
                             Average              Average            Average
                            Exercise             Exercise           Exercise
                   Shares     Price     Shares    Price     Shares   Price
                   ------   --------    ------   --------   ------  --------

Outstanding
at December
31, 2005           705,000    $2.55  1,090,219    $3.95    158,750    $3.59
Granted            130,000    $2.97                          2,500    $3.05
Exercised                              (65,868)   $1.71
Forfeited/
expired           (215,000)   $2.55   (133,799)   $5.51   (11,000)   $12.34
                   -------           ---------            -------
Outstanding
at June 30, 2006   620,000    $2.64    890,552    $3.89   150,250     $2.94
                   =======           =========            =======

Shares
available for
future grant                           142,314             37,250

Weighted
average
remaining term     9.41 years         7.37 years          7.33 years

Intrinsic value:
  Outstanding           $0            $226,000            $35,000
  Exercisable           $0            $226,000            $35,000

In 2006, 37,706 shares of stock were used to exercise 65,868 options with An intrinsic value of $82,000.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

On January 2, 2006, 395,000 common shares, which were granted in 2002, vested. The total value of the restricted stock award, at the date of grant, was $612,000 and was based on the market price of $1.55 per share.

In addition, the Company has a Restricted Stock Plan, the activity of which is summarized as follows:

                                                Weighted Average
                                    Shares     Grant Date Fair Value

     Unvested as of
       December 31, 2005           182,450                $2.58
     Granted                             -
     Vested                        (17,300)               $5.99
     Forfeited                     (28,700)               $2.52
                                   -------
     Unvested as of
       June 30, 2006               136,450                $2.16
                                   =======
     Shares available
       for future grant             51,600
                                   =======
The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the three-month and six-month periods ended June 30, 2005 (in thousands except per share amounts):

                                       Three Months Ended   Six Months Ended
                                         June 30, 2005       June 30, 2005
                                       ------------------   ----------------
 Net loss, as reported                     $(1,695)            $(2,450)
   Add: Stock-based compensation
      included therein                          82                 165
   Deduct: Total stock-based compensation
      under the fair value method             (121)               (266)
                                           -------             -------
Pro forma net loss                         $(1,734)            $(2,551)
                                           =======             =======
   Loss per share applicable to
     common shareowners:
   As reported: Basic and diluted           $(0.30)             $(0.43)
                                            ======              ======
   Pro forma: Basic and diluted             $(0.31)             $(0.45)
                                            ======              ======

The following table summarizes the components and classification of stock-based compensation expense included in the Statements of Operations (in thousands):

                                    Three Months Ended    Six Months Ended
                                        June 30 ,             June 30,
                                    ------------------    ----------------
                                      2006     2005        2006     2005
                                      ----     ----        ----     ----
     Stock options                    $146     $           $390     $
     Restricted stock                   21       78          50      157
     Other                               0        4           0        8
                                      ----     ----        ----     ----
     Total stock-based compensation   $167     $ 82        $440     $165
                                      ====     ====        ====     ====


     Cost of revenues                 $ 14     $  7        $ 26     $ 14
     Selling, general and
       administrative                   86       63         233      127
     Research and development           67       12         181       24
                                      ----     ----        ----     ----
     Total stock-based
       compensation expense           $167     $ 82        $440     $165
                                      ====     ====        ====     ====
As a result of adopting FAS 123(R), the Company's loss before income taxes and loss from continuing operations for the three months and six months ended June 30, 2006 is $146,000 and $390,000, respectively, larger than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations for the three months and six months ended June 30, 2006 would have been $(0.34) and $(0.41), respectively, if the Company had not adopted FAS 123(R), compared to reported basic and diluted loss from continuing operations per share of $(0.36) and $(0.47), respectively.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the six months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants of $1.10 and $1.26, respectively, for the three-month and six-month periods ended June 30, 2006.

                                   Three Months     Six Months

     Weight Average Fair Value       $1.10             $1.26
     Dividend yield                   0.0%              0.0%
     Weighted average volatility     54.6%             54.0%
     Risk-free interest rate          4.9%              4.7%
     Expected holding period
       (in years)                     2.5               2.96


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

The expected holding period was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns. An increase in this assumption will increase stock compensation expense.

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

As of June 30, 2006, approximately $.4 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.2 years.

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

The components of net periodic benefit cost of the plan for the three and six months ended June 30 are as follows (in thousands):

                                    Three Months Ended    Six Months Ended
                                          June 30,            June 30,
                                    ------------------    ----------------
                                       2006      2005        2006     2005
                                       ----      ----        ----     ----
Interest cost on projected
  benefit obligation                    $19       $22         $42      $45
Expected return on plan assets          (18)      (14)        (33)     (29)
Amortization of net loss                 14         8          21       15
                                        ---       ---         ---      ---
     Net periodic pension cost          $15       $16         $30      $31
                                        ===       ===         ===      ===
In 2006, the Company applied to the Pension Benefit Guarantee Corporation and the Internal Revenue Service for permission to terminate this plan.
As a result, the Company intends to contribute approximately $800,000 in 2006 to this plan and $1,870,000 in benefit payments are expected to be paid in 2006. When the Company terminates the plan, it will recognize an expense of approximately $709,000.

Acquisition

On November 18, 2005, the Company acquired ThinkEngine Networks, Inc. The following are unaudited pro forma results for the three-month and six-month periods ended June 30, 2005 as if the acquisition had taken place at the beginning of the period (amounts in thousands):
                                        Three Months    Six Months
                                        ------------    ----------
Revenues                                     $ 1,648       $ 3,582
                                             =======       =======
Loss from continuing operations              $(1,856)      $(3,367)
                                             =======       =======
Net loss                                     $(2,310)      $(4,078)
                                             =======       =======

Loss per share:
Loss from continuing operations                $(.27)        $(.50)
                                               =====         =====
Net loss                                       $(.34)        $(.60)
                                               =====         =====

Reclassifications

Certain prior period amounts have been reclassified to conform to the presentation for discontinued operations required by Statement of Financial Accounting Standards ("SFAS") No. 144 resulting from the discontinued operations of the Company's former UK subsidiary (see below).

Discontinued Operations

On December 22, 2005, the Company sold its UK subsidiary, Dacon Electronics, Plc ("Dacon") in an arms length transaction to a company owned by its former Vice President of European Operations. As a result, the Company has reclassified the revenues and expenses related to Dacon's operations as discontinued operations in its Consolidated Statement of Operations and Comprehensive Income.

Summary results for discontinued operations for the three-month and six-month periods ended June 30, 2005 are as follows (in thousands).

                                        Three Months    Six Months
                                        ------------    ----------
Revenue                                     $  581        $1,589
Operating costs and expenses                 1,035         2,300
                                            ------        ------
Operating loss                              $ (454)       $ (711)
                                            ======        ======
Loss from discontinued operations           $ (454)       $ (711)
                                            ======        ======


Related Party Transaction

During the six-month period ended June 30, 2006, former officers of the Company repaid loans and accumulated interest, aggregating approximately $788,000 using 242,790 shares of the Company's common stock.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Factors That May Affect Future Results

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as "believe", "expect" "will" and "may". Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, variability of sales volume from quarter to quarter, product demand, pricing, market acceptance, litigation, risk of dependence on significant customers and third party suppliers, intellectual property rights, risks in product and technology development and other risk factors detailed in this Quarterly Report on Form 10-Q, the Company's Form 10-K for the year ended December 31, 2005 and in the Company's other Securities and Exchange Commission filings.

Results of Operations

The Company reported losses from continuing operations of $2.6 million, $(0.36) per basic and diluted share, and $3.3 million, $(0.47) per basic and diluted share, for the three-month and six-month periods ended June 30, 2006, respectively, versus losses of $1.2 million and $1.7 million, respectively, in the prior year periods. Included in the results from operations for the three months and six months ended June 30, 2006 was $.1 million and $.4 million, respectively, of expense related to the expensing of stock options. Net loss was $2.6 million and $3.3 million for the three and six-month periods ended June 30, 2006 versus $1.7 million and $2.5 million, respectively, in the prior year periods.

In response to a continuing shift in the wireline segment of the telecommunications market resulting in increasing emphasis on capital investment in next generation services and build-out of the fiber optic infrastructure and a decreasing amount of available capital investment funding for the legacy wireline operations, impacting the demand for the Company's CX Media Servers, the Company has reduced and reassigned personnel. Reflecting the increased demand for next generation voice services and conferencing solutions, additional resources are being added to sales, marketing and R&D efforts supporting the VSR1000 product, including personnel reassigned from supporting the CX Media Server products.

As a result of the reduction in personnel, the Company recorded a charge of approximately $.3 million in the quarter ended June 30, 2006 and will generate future annual savings resulting from these actions of approximately $2 million.

Consolidated revenues for the quarter ended June 30, 2006 increased $.5 million, or 50%, from the prior year period. Revenues increased $.4 million due to the inclusion of ThinkEngine Networks, Inc. ("ThinkEngine") acquired in November of 2005. Consolidated revenues of $5 million for the six months ended June 30, 2006 increased $2.3 million (82%) from the prior year period.

Revenues increased due to increased product sales of $1.9 million of equipment shipped to a telecommunication service provider in 2005 and recognized as a sale in the current year and $.9 million due to the inclusion of ThinkEngine, offset, in part, by lower sales of $.7 million to a world-wide telecommunication system integrator.

The gross margin percentage was approximately 7% in the quarter ended June 30, 2006 versus 33% in the prior year. Included in cost of revenues for the three and six months ended June 30, 2006 are contract cancellation fees of $.4 million, amortization of intangibles of $.1 million and $.2 million, respectively, and provision for obsolescence of $.1 million in both periods. There were no similar charges in the prior year periods.

Research and development expense increased $.7 million (83%) and $1.4 million (91%), respectively, for the three-month and six-month periods ended June 30, 2006 as compared to the prior year's periods primarily due to the inclusion of ThinkEngine ($.6 million and $1.1 million, respectively), the expensing of stock options ($.1 million and $.2 million, respectively) and severance costs ($.2 million in both periods).

Selling, general and administrative expense increased $.4 million (49%) and $1 million (54%) for the three and six-month periods ended June 30, 2006, respectively, primarily due to the inclusion of ThinkEngine ($.2 million and $.5 million, respectively), the expensing of stock options ($.1 million and $.2 million, respectively) and severance expense ($.1 million in both periods).

Other (income) expense, for the six months ended June 30, 2006, increased due to higher interest earned on cash balances and marketable securities, reflecting higher interest rates, offset, in part, by lower balances.

No tax benefit was provided for the losses incurred in 2006 since the Company cannot determine that the realization of the net deferred tax asset is more likely than not.

Liquidity and Sources of Capital

Net cash used by operations for the six months ended June 30, 2006 was $2.6 million versus cash provided by operations of $1.9 million in the comparable period of 2005; this variance from the prior year is primarily attributable to increased loss from continuing operations and the decrease in accounts receivable of $3.1 million in the 2005 period versus a $2 million decrease in the 2006 period. The cash provided by investing activities of $2.6 million in 2006 reflects net sales of marketable securities.

Working capital and the ratio of current assets to current liabilities was $4.5 million and 2.0:1 at June 30, 2006 compared to $7.2 million and 2.1:1 at December 31, 2005.


During the remainder of 2006, the Company anticipates contributing $.8 million to its defined benefit pension plan and purchasing $.1 million of equipment. Management believes that the cash flow from operations, its cash and cash equivalents and marketable securities will be sufficient to meet these needs in 2006. However, to meet its longer-term capital needs, the Company may in the future be required to seek new sources of debt or equity financing or may seek to sell certain Company assets. The Company may also be required to further reduce operating costs in order to meet its obligations. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels to achieve profitable operations. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing will be available on acceptable terms or at all.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provisions, a change in interest rates would not have a material impact on their value.

Item 4.  CONTROLS AND PROCEDURES

Cognitronics Corporation's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be disclosed in this quarterly report and all information required to be disclosed by the Company under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. During the three months ended June 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                         Part II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company, on April 3, 2006, granted to an employee inducement options to purchase 35,000 shares of the Company's Common Stock at an exercise price of $3.05, and, on June 12, 2006, granted to an employee inducement options to purchase 40,000 shares of the Company's Common Stock at an exercise price of $2.81. The options become exercisable over a 30-month period in three installments (the soonest being 6 months from date of grant) and expire 10 years from date of grant. The issuance of inducement options was not registered under the Securities Act in reliance on the exceptions set forth in Section 4(2) of the Securities Act.

In May of 2006, the Company accepted 32,869 shares of its Common Stock (valued at $2.95 a share) in repayment of loans to officers of $97,000.
















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



                                       COGNITRONICS CORPORATION
                                        Registrant



Date: August 14, 2006                 By /s/ Garrett Sullivan
                                         Garrett Sullivan, Treasurer
                                         and Chief Financial Officer