Form 10-Q
period 2006-09-30
COGNITRONICS CORP
filed 2006-11-14
CIK 21438

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

                                  or

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  [x]     No [ ]
        Indicate by check mark whether the registrant is a
large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___
Accelerated filer ___     Non-Accelerated filer   x

        Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).
                                           Yes  [ ]     No [x]

        The Registrant has 6,652,370 shares of Common Stock, $.20 par value per share outstanding at October 20, 2006.
                        Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
                   COGNITRONICS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                          September 30,      December 31,
                                               2006              2005
                                          -------------      ------------
                                           (Unaudited)          (Note)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $ 1,125           $ 1,750
  Marketable securities                       3,069             6,370
  Accounts receivable, net                    1,217             3,565
  Inventories                                 1,934             2,245
  Other current assets                          239               137
                                            -------           -------
      TOTAL CURRENT ASSETS                    7,584            14,067
LOANS TO OFFICERS                               473             2,029
PROPERTY, PLANT AND EQUIPMENT, NET            1,071             1,208
OTHER ASSETS, NET                             3,559             3,901
                                            -------           -------
                                            $12,687           $21,205
                                            =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $   356           $   814
  Notes payable                                 300               300
  Accrued compensation and benefits             871             1,817
  Deferred service revenue                      823             2,976
  Income taxes payable                          497               405
  Other accrued expenses                        962               504
                                            -------           -------
      TOTAL CURRENT LIABILITIES               3,809             6,816

NON-CURRENT LIABILITIES                         868               374
STOCKHOLDERS' EQUITY
  Common Stock, par value $.20 per share,
    authorized 20,000,000 shares;
    issued 7,016,583 shares                   1,403             1,403
  Additional paid-in capital                 13,957            15,498
  Accumulated deficit                        (5,960)           (1,281)
  Accumulative other comprehensive loss        (580)             (580)
  Unearned compensation                                          (156)
                                            -------           -------
                                              8,820            14,884
  Less cost of 367,013 and 111,142
    common shares in treasury                  (810)             (869)

                                            -------           -------
     TOTAL STOCKHOLDERS' EQUITY               8,010            14,015
                                            -------           -------
                                            $12,687           $21,205
                                            =======           =======

See Note to Condensed Consolidated Financial Statements.
                  COGNITRONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME(LOSS) (UNAUDITED)
               (dollars in thousands except per share amounts)

                                 Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                    2006      2005       2006      2005
                                    ----      ----       ----      ----
REVENUES
  Sales                          $ 1,455   $  751     $ 5,676   $ 2,929
  Service                            444      235       1,264       832
                                 -------   ------     -------   -------
                                   1,899      986       6,940     3,761
COST OF REVENUES                     950      598       3,894     1,969
                                 -------  -------     -------   -------
  Gross Profit                       949      388       3,046     1,792
OTHER COSTS AND EXPENSES:
  Research and development           947      760       3,828     2,269
  Selling, general and
     administrative                1,481      772       4,169     2,510
  Other (income)expense, net        (101)     (94)       (281)     (228)
                                 -------   ------     -------   -------
  Loss before income taxes        (1,378)  (1,050)     (4,670)   (2,759)
PROVISION FOR INCOME TAXES            15       15          45        45
                                 -------   ------     -------   -------
  Loss from continuing
    operations                    (1,393)  (1,065)     (4,715)   (2,804)
  Discontinued operations:
    Loss, net of tax                         (266)                (977)
    Impairment loss                          (319)                (319)
  Cumulative effect of change in
    accounting principle,
      net of tax                                                    36
                                 -------   ------     -------   -------
NET LOSS                          (1,393)  (1,650)      (4,679)  (4,100)
Currency translation adjustment                (3)                 (28)
                                 -------   ------     -------   -------
COMPREHENSIVE LOSS               $(1,393) $(1,653)    $(4,679) $(4,128)
                                 =======  =======     =======  =======
LOSS PER BASIC AND DILUTED
 SHARE:
  Continuing operations          $ (0.20)  $(0.19)    $ (0.67) $ (0.50)
  Discontinued operations                   (0.05)               (0.17)
  Impairment loss                           (0.06)               (0.06)
  Cumulative effect of change
    in accounting principle,
    net of tax                                            .01
                                 -------   ------     -------   -------
  Net loss                       $ (0.20) $ (0.29)    $ (0.67)  $ (0.72)
                                 =======  =======     =======   =======
Weighted average number of
  basic and diluted shares
    outstanding:               6,805,277 5,685,997  6,991,153 5,657,993
                               ========= =========  ========= ========
See Note to Condensed Consolidated Financial Statements.

                  COGNITRONICS CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (dollars in thousands)

                                                   Nine Months Ended
                                                     September 30,
                                                     2006       2005
                                                     ----       ----
NET CASH PROVIDED(USED) BY
   OPERATING ACTIVITIES                           $(3,273)    $2,202
                                                  -------     ------
INVESTING ACTIVITIES
  Purchase of marketable securities                (4,753)    (8,123)
  Sales of marketable securities                    7,967      6,665
  Repayment of officers' loans                        124
  Additions to property, plant and
    equipment                                        (239)       (47)
                                                  -------     ------
     NET CASH PROVIDED(USED) BY
      INVESTING ACTIVITIES                          3,099     (1,505)
                                                  -------     ------
FINANCING ACTIVITIES
  Repurchase of shares                               (452)
  Shares issued pursuant to
    employee stock plans                                1         38
                                                  -------     ------
    NET CASH (USED)PROVIDED BY
      FINANCING ACTIVITIES                           (451)        38
                                                  -------     ------
CASH PROVIDED(USED) BY DISCONTINUED
  OPERATIONS                                            0        (90)
                                                  -------     ------
INCREASE(DECREASE)IN CASH AND
  CASH EQUIVALENTS                                   (625)       645
CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                                        1,750      2,222
                                                  -------     ------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $ 1,125     $2,867
                                                  =======     ======
INCOME TAXES PAID                                 $     2     $    2
                                                  =======     ======
INTEREST PAID                                      $    0     $    2
                                                  =======     ======
NON-CASH INVESTING AND FINANCING ACTIVITES
  Repayment of officers' loans and
   accumulated interest with Common Stock          $1,472     $    -
                                                  =======     ======
See Note to Condensed Consolidated Financial Statements.







       NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              September 30, 2006

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans An Amendment of FASB Statements No. 87, 88, 106, and 132R" (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS No. 158 also requires the measurement date of the plan's funded status to be the same as the company's fiscal year-end effective fiscal years ending after December 15, 2008. If the company had applied the provisions of SFAS No. 158 to the consolidated balance sheet for fiscal 2005, would have been no impact.
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the company beginning in the first quarter of fiscal 2008. The company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109" (SFAS No. 109). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of fiscal 2007. The company is currently evaluating the impact this statement will have on its consolidated financial statements.



Inventories (in thousands):
                                       September 30,      December 31,
                                           2006               2005
                                           ----               ----
Finished and in process                  $1,509             $1,571
Materials and purchased parts               425                674
                                         ------             ------
                                         $1,934             $2,245
                                         ======             ======

Non-Current Liabilities (in thousands):

                                       September 30,      December 31,
                                           2006               2005
                                           ----               ----
Accrued supplemental pension plan        $  273             $  313
Accrued deferred compensation               149                176
Accrued pension expense                     703                775
                                         ------             ------
                                          1,125              1,264
     Less current portion included
       in accrued compensation and
         benefits                           257                890
                                         ------             ------
                                         $  868             $  374
                                         ======             ======

Income Per Share

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. For all periods presented, options and warrants were anti-dilutive and therefore were not included in the determination of net loss per share.


Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) ("SFAS No. 123(R)"), "Share-Based Payment," which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

The Company has recognized compensation expense for its restricted stock grants. Upon adoption of SFAS 123(R), using the modified prospective method, the Company recognized a benefit of $36,000 as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01 for the nine-month period ended September 30,2006.

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, the Company values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that compensation expense for all such awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

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

The following table summarizes stock option activity:

                       Inducement           1990 Stock         Directors'
                        Options            Option Plan        Option Plan

                            Weighted             Weighted            Weighted
                            Average              Average             Average
                            Exercise             Exercise            Exercise
                  Shares     Price       Shares   Price       Shares  Price
                  ------    --------     ------  -------      ------ --------
Outstanding
at December
31, 2005          705,000     $2.55  1,090,219     $3.95    158,750   $3.59

Granted           140,000     $2.92    342,500     $4.17     38,500   $2.11

Exercised                              (67,868)    $1.71

Forfeited/
expired          (232,500)    $2.55   (681,468)    $4.31    (17,000)  $8.40
                 --------             --------              -------
Outstanding at
September 30,
2006              612,500     $2.63    683,383     $3.92    180,250   $2.82
                  =======              =======              =======
Shares
available for
future grant                           347,483                7,250

Weighted
average                        9.20                 3.93                7.50
remaining term                 years                years               years

Intrinsic value:
Outstanding                   $2,000               $181,000           $45,000
Exercisable                   $0                   $173,000           $37,000

In 2006, the terms for 342,500 options under the 1990 Stock Option Plan were modified to make them exercisable for a period of two years subsequent to termination of service. This was treated as a forfeiture and grant of new options in the above table. An expense of $132,000 related to such modification was included as severance expense in selling, general and administrative expenses.

In 2006, shares of stock were used to exercise options to purchase 65,868 shares with an intrinsic value of $82,000 and cash was used to exercise options to purchase 1,000 shares with an intrinsic value of $2,000.
The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

On January 2, 2006, 395,000 common shares, which were granted in 2002, vested. The total value of the restricted stock awards, at the date of grant, aggregated $612,000 and was based on the market price of $1.55 per share.

On August 16, 2006, 200,000 restricted common shares with a market value of $410,000 were granted. These shares vest and the restrictions lapse, subject to acceleration for change in control, on the fourth anniversary of the date of grant. With regards to these shares, for the three months and the nine months ended September 30, 2006, the Company recognized $13,000 of expense included in selling, general and administrative expense.

In addition, the Company has a Restricted Stock Plan, the activity of which is summarized as follows:
                                                 Weighted Average
                                    Shares     Grant Date Fair Value
Unvested as of
December 31, 2005                  182,450               $2.58
     Granted                             -
     Vested                        (79,850)              $2.86
     Forfeited                     (52,300)              $2.54
                                   -------
Unvested as of
September 30, 2006                  50,300               $2.18
                                   =======
Shares available
for future grant                    75,200
                                   =======
The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied for the three-month and nine-month periods ended September 30, 2005 (in thousands except per share amounts):

                                    Three Months Ended   Nine Months Ended
                                    September 30, 2005   September 30, 2005

     Net loss, as reported                   $(1,650)            $(4,100)
       Add: Stock-based compensation
         included therein                         79                 244
       Deduct: Total stock-based
         compensation under the fair
          value method                          (105)               (372)
                                             -------             -------
     Pro forma net loss                      $(1,676)            $(4,228)
                                             =======             =======
     Loss per share applicable to
       common shareowners:
     As reported: Basic and diluted           $(0.29)             $(0.72)
     Pro forma: Basic and diluted             $(0.29)             $(0.75)

The following table summarizes the components and classification of stock-based compensation expense included in the Statements of Operations (in thousands):
                                 Three Months Ended    Nine Months Ended
                                    September 30,         September 30,

                                   2006     2005       2006     2005

     Stock options                 $ 51     $          $442    $
     Stock options-severance        132                 132
     Restricted stock                22       76         72     233
     Other                            0        3          0      11
                                    ---     ----       ----     ---
     Total stock-based
       compensation                $205     $ 79       $646    $244
                                   ====     ====       ====    ====
     Cost of products and
       services                    $ 15     $  7       $ 41    $ 21
     Selling, general and
       administrative               156       61        390     188
     Research and development        34       11        215      35
                                   ----     ----       ----    ----
     Total stock-based
       compensation                $205     $ 79       $646    $244
                                   ====     ====       ====    ====


As a result of adopting FAS 123(R), the Company's loss before income taxes and loss from continuing operations for the three months and nine months ended September 30, 2006 is $51,000 and $442,000, respectively, larger than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations for the three months and nine months ended September 30, 2006 would have been $(0.20) and $(0.61), respectively, if the Company had not adopted FAS 123(R), compared to reported basic and diluted loss from continuing operations per share of $(0.20) and $(0.67), respectively.

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance is maintained for substantially all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123(R).

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the nine months ended September 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants of $0.47 and $0.66, respectively, during the three-month and nine-month periods ended September 30, 2006:

                                   Three Months     Nine Months

     Dividend yield                     0.0%            0.0%
     Weighted average volatility       49.7%           50.9%
     Risk-free interest rate            5.0%            4.9%
     Expected holding period
       (in years)                      2.52            2.68


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



The expected holding period was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns. An increase in this assumption would increase stock compensation expense.

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

As of September 30, 2006, approximately $.3 million and $.4 million of unrecognized stock compensation (net of estimated forfeitures) related to unvested option awards and unvested stock grants, respectively, are expected to be recognized over weighted-average periods of 1.5 and 3.4 years, respectively.

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

The components of net periodic benefit cost of the plan for the three and nine months ended September 30 are as follows (in thousands):

                                    Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                       2006      2005      2006       2005
Interest cost on projected
  benefit obligation                    $19       $22       $61      $67
Expected return on plan assets          (18)      (14)      (51)     (43)
Amortization of net loss                 14         8        35       23
                                        ---       ---       ---      ---
     Net periodic pension cost          $15       $16       $45      $47
                                        ===       ===       ===      ===

The Company has decided not to complete the previously announced termination of this plan. The Company expects funding requirements to be $150,000 in 2006, of which $117,000 was funded during the nine months ended September 30, 2006.



Acquisition

On November 18, 2005, the Company acquired ThinkEngine Networks, Inc. The following are unaudited pro forma results for the three-month and nine-month periods ended September 30, 2005 as if the acquisition had taken place at the beginning of the period (amounts in thousands):


                                       Three Months   Nine Months
                                       ------------   -----------
Revenues                                   $ 1,194       $ 4,776
                                           =======       =======
Loss from continuing operations            $(1,935)      $(5,302)
                                           =======       =======
Net loss                                   $(2,520)      $(6,598)
                                           =======       =======

Loss per share:
Loss from continuing operations              $(.28)        $(.78)
                                             =====         =====
Net loss                                     $(.37)        $(.97)
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

Summary results for discontinued operations for the three-month and nine-month periods ended September 30, 2005 are as follows (in thousands).

                                       Three Months   Nine Months
                                       ------------   -----------
Revenue                                     $1,352        $2,942
Operating costs and expenses                 1,618         3,922
                                            ------        ------
Operating loss                              $ (266)       $ (980)
                                            ======        ======
Loss from discontinued
operations                                  $ (266)       $ (980)
                                            ======        ======

Related Party Transaction

During the nine-month period ended September 30, 2006, current and former officers of the Company repaid loans and accumulated interest, aggregating approximately $1,596,000. Repayment consisted of $124,000 and 568,625 shares of Company common stock, valued at the closing market price at the date of repayment of loans.



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

Results of Operations

The Company reported losses from continuing operations of $1.4 million ($0. 20 per basic and diluted share) and $4.7 million ($0.67 per basic and diluted share) for the three-month and nine-month periods ended September 30, 2006, respectively versus losses of from continuing operations of $1.1 million and $2.8 million, respectively, in the prior year periods. Included in the results from operations for the three months and nine months ended September 30, 2006 was $.1 and $.4, respectively, of expense related to the expensing of stock options. Net loss was $1.4 million and $4.7 million for the three and nine-month periods ended September 30, 2006 versus $1.6 million and $4.1 million, respectively, in the prior year periods.

A continuing shift in the wireline segment of the telecommunications market with increasing emphasis on capital investment in next generation services and build-out of the fiber optic infrastructure has resulted in a decreasing amount of available capital investment funding for the legacy wireline operations. This has impacted the demand for the Company's CX Media Servers.
 Accordingly, the Company has reduced and reassigned personnel. Reflecting the increased demand for next generation voice services and conferencing solutions, additional resources are being added to sales, marketing and R&D efforts supporting the VSR1000 product, including personnel reassigned from supporting the CX Media Server products.

Consolidated revenues for the quarter ended September 30, 2006 increased $.9 million, or 93%, from the prior year period. Revenues increased $.5 million due to the inclusion of ThinkEngine Networks, Inc. ("ThinkEngine") acquired in November of 2005 and increased product sales of $.4 million to a cable operator. Consolidated revenues of $6.9 million for the nine months ended September 30, 2006 increased $3.2 million (85%) from the prior year period. Revenues increased due to increased product sales of $1.9 million to a telecommunications service provider in 2005 and recognized as a sale in the current year and $1.4 million due to the inclusion of ThinkEngine, offset, in part, by lower sales of $.8 million to a world-wide telecommunications system integrator.

The gross margin percentage was approximately 50% and 44%, respectively, in the quarter and nine months ended September 30, 2006 versus 46% and 48%, respectively, in the prior year. Included in cost of revenues for the nine months ended September 30, 2006 are contract cancellation fees of $.4 million, amortization of intangibles of $.4 million and provision for obsolescence of $.1 million. There were no similar charges in the prior year periods.

Research and development expense increased $.2 million (25%) and $1.6 million (69%), respectively, for the three-month and nine-month periods ended September 30, 2006 as compared to the prior year's periods primarily due to the inclusion of ThinkEngine ($.4 million and $1.5 million, respectively), the expensing of stock options ($.2 million in the nine-month period) and severance costs ($.2 million in the nine-month period).

Selling, general and administrative expense increased $.7 million (91%) and $1.7 million (66%) for the three and nine-month periods ended September 30, 2006, respectively, primarily due to the inclusion of ThinkEngine ($.3 million and $.8 million, respectively), the expensing of stock options ($.2 million in the nine-month period) and severance expense ($.6 million and $.7 million, respectively).

Other (income) expense, for the nine months ended September 30, 2006, increased due to higher interest earned on cash balances and marketable securities, reflecting higher interest rates, offset, in part, by lower balances.

No tax benefit was provided for the losses incurred in 2006 since the Company cannot determine that the realization of the net deferred tax asset is more likely than not.

Liquidity and Sources of Capital

Net cash used by operations for the nine months ended September 30, 2006 was $3.3 million versus cash provided by operations of $2.2 million in the comparable period of 2005; this variance from the prior year is primarily attributable to increased loss from continuing operations and the decrease in deferred revenue of $2.1 million in the 2006 period versus a $2 million increase in the 2005 period. The cash provided by investing activities of $3.1 million in 2006 primarily reflects net sales of marketable securities and repayment of officers loans. The cash used by financing activities of $.5 million primarily represents the acceptance of the Company's Common Stock by the Company for the payment of withholding tax liabilities.

Working capital and the ratio of current assets to current liabilities was $3.8 million and 2.0:1 at September 30, 2006 compared to $7.2 million and 2.1:1 at December 31, 2005.

During the remainder of 2006, the Company anticipates purchasing $.1 million of equipment. Management believes that its cash and cash equivalents and marketable securities will be sufficient to meet these needs in 2006. However, to meet its longer-term capital needs, the Company may in the future be required to seek new sources of debt or equity financing or may seek to sell certain Company assets. The Company may also be required to further reduce operating costs in order to meet its obligations. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels to achieve profitable operations. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing will be available on acceptable terms or at all.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company does not use derivative financial instruments. The Company has Marketable Securities, which are exposed to changes in interest rates. Due to the term of these securities and/or their variable rate provisions, a change in interest rates would not have a material impact on their value.

Item 4.  CONTROLS AND PROCEDURES

Cognitronics Corporation's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be disclosed in this quarterly report and all information required to be disclosed by the Company under the Securities Exchange Act of 1934 has been made known to them in a timely fashion. During the three months ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                         Part II.  OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company, on July 10, 2006, granted to an employee inducement options to purchase 10,000 shares of the Company's Common Stock at an exercise price of $2.30. The options become exercisable over a 30-month period in three installments (the earliest being 6 months from date of grant) and expire 10 years from date of grant. In addition, the Company, on August 16, 2006, granted to an employee 200,000 inducement restricted shares of the Company's Common Stock. The restrictions will lapse on the fourth anniversary of the date of grant, subject to acceleration due to a change in control of the Company. The issuance of inducement options and restricted shares were not registered under the Securities Act in reliance on the exceptions set forth in Section 4(2) of the Securities Act.

In July and August of 2006, the company accepted 66,363 and 259,472 shares of its Common Stock (valued at $2.42 and $2.02 a share, respectively) in repayment of loans to officers of $161,000 and $524,000, respectively.

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



                                       COGNITRONICS CORPORATION
                                        Registrant



Date: November 14, 2006                By/s/ Garrett Sullivan
                                         Garrett Sullivan, Treasurer
                                         and Chief Financial Officer