Form 10-K
period 2006-12-31
THINKENGINE NETWORKS, INC.
filed 2007-03-27
CIK 21438

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  _____________

                                    FORM 10-K
                                  _____________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006,

           or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________

                          Commission file number 1-8496




                           THINKENGINE NETWORKS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              20-8058881
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                    100 Nickerson Road, Marlborough, MA 01752
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code (508) 624-7600
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                     ------------------------

Common Stock, par value $0.001 per share                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

================================================================================

As of June 30, 2006, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $11,577,106 based on the closing price as reported on AMEX. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 1, 2007, there were 6,779,327 shares of common stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 10, 2007 are incorporated by reference into Part III.

                                TABLE OF CONTENTS




                                     PART I
Item                                                                        Page
----                                                                        ----

1.    Business.............................................................    4
1A.   Risk Factors.........................................................    7
1B.   Unresolved Staff Comments............................................   10
2.    Properties...........................................................   10
3.    Legal Proceedings....................................................   10
4.    Submission of Matters to a Vote of Security Holders..................   10
      Executive Officers of the Registrant.................................   12



                                     PART II

5.    Market for Registrant's Common Equity, Related Stockholder
      Matters and Issuer Purchases of Equity Securities ...................   13
6.    Selected Financial Data..............................................   15
7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations............................................   15
7A.   Quantitative and Qualitative Disclosures about Market Risk...........   19
8.    Financial Statements and Supplementary Data..........................   19
9.    Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure.............................................   36
9A.   Controls and Procedures..............................................   36
9B.   Other Information....................................................   37



                                    PART III

10.   Directors, Executive Officers and Corporate Governance...............   39
11    Executive Compensation...............................................   40
12    Security Ownership of Certain Beneficial Owners and
      Management and Related Stockholder Matters...........................   40
13    Certain Relationships and Related Transactions, and
      Director Independence................................................   40
14    Principal Accountant Fees and Services...............................   40



                                     PART IV

15.   Exhibits and Financial Statement Schedules...........................   41

                                     PART I

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to the Company's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Item 1A). the Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

For purposes of the following, the terms "ThinkEngine", "we", "us", and "our" refer to ThinkEngine Networks, Inc. and its consolidated subsidiaries.

Item 1.   Business
------------------

ThinkEngine Networks, Inc. (the "Company") designs, manufactures and sells voice processing systems, consisting of media servers and application servers, for use in telephone networks, audio call conferencing networks, and cable and non-cable VoIP networks. The Company's products are utilized by telecommunications service providers, cable broadband service providers, audio call conferencing service providers, switch manufacturers, IP-based communications systems manufacturers and systems integrators in order to implement network announcements, interactive voice response (IVR), intelligent peripherals, audio conferencing, intelligent call routing, pre/post-paid calling cards and automatic speech recognition
(ASR). The Company's primary products are the CX4000 network media server, and the VSR1000, a multi-function voice services router.

BACKGROUND OF THE BUSINESS

The Company was incorporated in December 2006 under the laws of the State of Delaware. It was formerly known as Cognitronics Corporation, a New York state chartered corporation incorporated in January 1962, which was reincorporated in Delaware and changed its name pursuant to a merger with and into the newly created Delaware corporation in December 2006.

On November 18, 2005, the Company, then Cognitronics Corporation, acquired ThinkEngine Networks, Inc. for consideration of 1,149,705 shares of the Company's common stock, $1,250,000 in cash, and notes in the aggregate amount of $300,000. In 2006, the acquired ThinkEngine Networks, Inc. subsidiary was renamed TE Networks, Inc. ("TE Networks"). TE Networks was a provider of time division multiplexer (TDM) and Internet Protocol (IP) capable conferencing bridges and media servers to the telecommunications industry. In January 2007, TE Networks was merged with and into the Company.

PRINCIPAL PRODUCTS AND SERVICES

The Company's two primary products are the CX4000 network media server and the VSR1000, a multi-function voice services router.

The CX4000 network media server is capable of simultaneous operations in traditional TDM networks and advanced intelligent networks ("AIN") and the most advanced VoIP networks as well as in hybrid network environments. In an economical package, the CX4000 holds up to 6 next generation media server boards, each with its own stand alone onboard processing capabilities. The CX4000 is built to open industry architecture standards, adheres to NEBS standards, is built on a next generation internal switching platform and has an industry standard switching bus. The CX4000 is built to the highest level of reliability, delivering 99.999% availability, utilizing redundant hot swappable components, and a redundant systems architecture to avoid downtime.

The VSR1000 is an advanced call processing platform with highly integrated call treatment capabilities. The VSR1000 can provide speech recognition, advanced call routing, and conferencing service to 672 simultaneous VoIP or TDM channels. The VSR1000 was designed specifically for carrier networks. The VSR1000 adheres to NEBS standards and includes carrier class features such as a dedicated management coprocessor, -48v DC power, and standard Telco style alarms. When deployed in redundant configurations the VSR1000 can provide 99.999% service availability. The system's solid state design (no spinning media within the platform) contributes to its high reliability and ease of management. System management, including rolling upgrades, can be performed remotely.

In addition to the VSR1000 and CX hardware based products, the Company also develops software solutions. ThinkEngine's reservationless conferencing solution utilizes the VSR1000 platform to implement audio conferencing services widely deployed by service providers. The system is capable of scaling from hundreds of participants to tens of thousands of participants. Reservationless conferencing is the most widely deployed application for the VSR1000.

In order to ease development burden and speed time-to-service deployment, ThinkEngine provides two powerful tools. The ThinkEngine Remote Control Toolkit eases the burden of Session Initiation Protocol ("SIP") application development by abstracting complicated call state models into an easy to use SIP application server toolkit. This toolkit is tightly integrated with the VSR1000 and allows non-experts to build both PSTN and VoIP applications. The ThinkEngine Call Flow Designer suite takes the level of abstraction one level further by allowing programmers to utilize a graphical "drag and drop" programming model. Both of these tools have been instrumental in lowering the barrier of entry when customers are contemplating new service development and deployment.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, EXPORT SALES AND DOMESTIC AND FOREIGN OPERATIONS

The Company operates in one segment, voice processing. The Company designs, manufactures and sells equipment for use in telecommunication and cable broadband networks.

The discussion of liquidity and sources of capital set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K is incorporated herein by reference.

Sales to foreign customers primarily represent export-type sales (primarily North America and Europe) of approximately $0.9 million in 2006, $0.8 million in 2005, and $0.5 million in 2004. Export sales generally do not involve any greater business risks than do sales to domestic customers. Selling prices and gross profit margins on export-type sales are comparable to sales to domestic customers.

CUSTOMERS

The Company's customers are telecommunications service providers, cable broadband service providers, audio call conferencing service providers, switch manufacturers, IP-based communications systems manufacturers, systems integrators, and value added resellers (VAR) who distribute the Company's products. In 2006, revenues included sales of $3.3 million to Verizon Communications Inc., $2.0 million to Comcast Corporation, $1.1 million to Free Conferencing Corporation of America, and $0.8 million to Telcordia Technologies, Inc. In 2005, revenues included sales of $2.3 million to Telcordia Technologies, Inc., $1.3 million to Verizon Communications Inc., and $1.1 million to Comcast Corporation. Over the past several years, a major portion of our revenues has come from a few large customers. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

SALES AND SUPPORT

The Company sells and markets its products through our direct sales force and through distribution partners. The Company believes that a broad range of support services is critical to the successful installation and ongoing support of our products, the development of long-term relationships with customers and the generation of additional sales of our products. The Company provides its customers with service and support primarily through our internal support organization and to a lesser extent through the service organizations of distribution partners. The Company offers a complete range of technical and operational support services to support our customers throughout the product lifecycle ranging from basic customer service and support, to planning, design and installation services.

COMPETITION

The Company competes, and expects to compete, in fields noted for rapid technological advances and the frequent introduction of new products and services. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well-established corporations with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance. There are no assurances that the Company will be able to successfully develop and market new products and applications. The Company also believes that the key competitive differentiators in these markets include product quality and functionality, ease-of-use, integration capabilities, price performance, cost of ownership, speed of deployment and installation and technical support and service. Current third party competitors in the markets in which we sell our products include IBM Corporation, Avaya, Inc., Compunetix, Inc., PolyCom, Inc., Radisys Corporation, Cantata Technology, and Iperia, Inc., among others.

INTELLECTUAL PROPERTY

The Company relies on technological expertise, responsiveness to users' needs and innovations and believes that these are of greater significance in its industry than patent protection. There can be no assurance that patents owned or controlled by others will not be encountered and asserted against the Company's voice processing products, or that licenses or other rights under such patents would be available, if needed. The Company has trademarks and names which the Company considers important in promoting the business of the Company and its products.

MANUFACTURING

The Company has outsourced the production of certain subassemblies and finished goods to contract manufacturers. It performs final assembly, integration and test functions for its products at its facilities in Connecticut and Massachusetts.

RAW MATERIALS AND SUPPLIERS

The Company has adequate sources for obtaining raw materials, components and supplies to meet production requirements, consisting primarily of electronic components and subassemblies, and did not experience difficulty during 2006 in obtaining such materials, supplies and components.

SEASONALITY

The Company traditionally has experienced its heaviest order volume during the fourth quarter of each year which is primarily due to the budget and related procurement cycles of its customers.

RESEARCH AND DEVELOPMENT

Expenditures for research and development activities, as determined in accordance with U. S. generally accepted accounting principles, amounted to $5.2 million in 2006, $3.9 million (including purchased research and development of $0.7 million) in 2005, and $2.5 million in 2004.

BACKLOG

The dollar amount of orders in backlog believed by the Company to be firm as of December 31, 2006 and 2005, amounted to $0.5 million and $3.1 million, respectively. All of the orders in backlog as of December 31, 2006 can reasonably be expected to be filled during 2007. the Company does not believe that its backlog, as of any particular date, is necessarily indicative of actual revenue for any future period.

EMPLOYEES

At December 31, 2006, the Company and its subsidiaries employed 42 people, all of whom are located in the United States. None of the Company's employees are represented by a labor union.

ENVIRONMENTAL MATTERS

The Company may from time to time be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. For example, the European Union ("EU") has adopted the RoHS and WEEE directives. RoHS prohibits the use of certain substances, including mercury and lead, in certain products placed on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Each EU member country has enacted, or is expected soon to enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. The Company is presently investigating what actions may be necessary on our part in order to meet the requirements of the RoHS and WEEE directives. Similar laws and regulations have been or may be enacted in other regions.

Item 1A.  Risk Factors
----------------------

The Company operates in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that the Company cannot control or predict. The following discussion, as well as the "Critical Accounting Policies and Estimates" discussion in Item 7 highlights some of these risks.

IF THE COMPANY CONTINUES TO INCUR OPERATING LOSSES, IT MAY BE UNABLE TO CONTINUE OPERATIONS.

The Company has incurred losses in each of its five most recent fiscal years. If the Company continues to incur operating losses and fails to become a profitable company, it may be unable to continue its operations. The extent of the Company's future losses and the timing of its potential profitability are highly uncertain. The Company's future growth and profitability depends on its ability to successfully market the VSR1000 product. We must continue to enhance the features and functionality of our products to meet customer requirements and competitive demands. In addition, the failure of these planned product enhancements to operate as expected could delay or prevent future sales of our products. If our target customers do not adopt, purchase and successfully deploy our products and our planned product enhancements, our revenues could be adversely impacted.

THE COMPANY'S OPERATING RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

The Company's revenues in any particular period may be lower than revenues in a preceding or comparable period. Factors contributing to fluctuations, some of which are beyond our control, include:

o   fluctuations in our customers' businesses;

o   our customers' budgets and the related procurement cycles;

o timing and market acceptance of new products or enhancements introduced by us or our competitors;

o availability of components from our suppliers and the manufacturing capacity of our subcontractors;

o timing and level of expenditures for sales, marketing and product development;

o   changes in the prices of our products or of our competitors' products; and

o   general industry trends.

In addition, the Company has historically operated with no significant backlog. Any significant deferral of orders for its products would cause a shortfall in revenues for the quarter. The Company may receive one or more large orders in one quarter from a customer and then receive no orders from that customer in the next quarter. As a result, the Company's revenues may vary significantly from quarter to quarter. If the Company's quarterly revenue or operating results fall below the expectations of investors or public market, our stock price could be adversely impacted.

THE COMPANY MAY BE UNABLE TO OBTAIN THE CAPITAL NECESSARY TO FUND ITS
OPERATIONS.

The Company may need to raise additional capital through debt or equity financing to fund operations. As of December 31, 2006, the Company had $2.8 million in cash and cash equivalents to fund its operations and continue its product development. Although the Company raised an additional $1.5 million through debt financing in January 2007, if operations do not become profitable, it will need to raise additional capital in order to have sufficient capital to fund its operations beyond 2007. The Company may not get funding when it needs it or on favorable terms. In addition, the amount of capital that a company such as ThinkEngine is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to delay, scale-back or eliminate operations.

A SMALL NUMBER OF THE COMPANY'S CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF ITS REVENUES, AND MOST OF ITS RECEIVABLES. THE LOSS OF A MAJOR CUSTOMER OR REDUCED SPENDING OF THESE SERVICE PROVIDERS COULD SIGNIFICANTLY REDUCE THE COMPANY'S REVENUES, PROFITABILITY AND CASH FLOW.

A few large telecommunications, audio conferencing and cable service providers account for a substantial portion of the Company's revenues. These industries have recently experienced significant consolidation due to mergers and acquisitions. As service providers increase in size, it is possible that an even greater percentage of the Company's revenues will be attributable to a smaller number of large service providers going forward.

THE COMPANY'S RECENT ACQUISITION HAS A HISTORY OF LOSSES.

In November 2005, the Company, as the former Cognitronics Corporation, acquired ThinkEngine Networks, Inc. which in 2006 was renamed TE Networks, Inc. ("TE Networks"). The operations of TE Networks have never made a profit and will continue to generate losses and require funding until sales of the VSR1000 product can be increased to sufficient levels, of which there can be no assurance. In January 2007, the TE Networks, Inc. subsidiary was merged into the Company and ceased to exist as a separate entity.

THE COMPANY OPERATES IN HIGHLY COMPETITIVE INDUSTRIES WITH MANY PARTICIPANTS.

The Company operates in a highly competitive environment, competing on the basis of product offerings, technical capabilities, quality, service and pricing. Competition for next generation service providers as well as for new infrastructure deployments is particularly intense. The Company has a number of existing competitors, some of which are very large, with significantly greater technological and financial resources, brand recognition, and established relationships with telecommunications service providers. In addition, new competitors may enter the industry as a result of shifts in technology. The Company does not offer any assurances that it will be able to compete successfully against existing or future competitors.

TECHNOLOGY DRIVES THE COMPANY'S PRODUCTS AND SERVICES. IF THE COMPANY FAILS TO KEEP PACE WITH TECHNOLOGICAL ADVANCES IN ITS INDUSTRY, OR IF IT PURSUES TECHNOLOGIES THAT DO NOT BECOME COMMERCIALLY ACCEPTED, CUSTOMERS MAY NOT BUY ITS PRODUCTS OR USE ITS SERVICES.

The telecommunications and cable industries use numerous and varied technologies and large service providers often invest in several and, sometimes, incompatible technologies. The industry also demands frequent and, at times, significant technology upgrades. The Company does not have the resources to invest in all of these existing and potential technologies. As a result, the Company concentrates its resources on those technologies it believes have or will achieve substantial customer acceptance and in which it has appropriate technical expertise. However, existing products often have short product life cycles. In addition, the Company's choices for developing technologies may prove incorrect if customers do not adopt the products it develops or if those technologies ultimately prove to be unviable. The Company's operating results depend to a significant extent on the market acceptance of its products and its ability to enhance its existing products, to continue to introduce new products successfully and on a timely basis, and to develop new or enhance existing tools for its services offerings.

THE COMPANY MAY BE UNABLE TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL.

The Company's future success is dependent on its ability to attract and retain engineering, sales and executive personnel. There is intense competition for qualified personnel, and the Company may not be able to attract and retain qualified personnel necessary for the development and introduction of new products or to replace qualified personnel that may leave its employ. Part of our compensation program includes stock options. If our stock price performs poorly it may adversely affect our ability to retain or attract key employees.

THE TELECOMMUNICATIONS MARKET FLUCTUATES AND IS IMPACTED BY MANY FACTORS, INCLUDING DECISIONS BY SERVICE PROVIDERS REGARDING THEIR DEPLOYMENT OF TECHNOLOGY AND THEIR TIMING OF PURCHASES, AS WELL AS DEMAND AND SPENDING FOR COMMUNICATIONS SERVICES BY BUSINESSES AND CONSUMERS.

Although the Company believes the overall market will continue to grow, the rate of growth could vary geographically and across different technologies, and is subject to substantial fluctuations. The specific market segments in which the Company participates may not experience the growth of other segments. As a result, our revenues are difficult to forecast and our quarterly operating results can fluctuate significantly.

THE COMPANY MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE IT TO INCUR SIGNIFICANT EXPENSES OR PREVENT THE COMPANY FROM SELLING ITS PRODUCTS.

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

IF THE COMPANY'S AMORTIZABLE INTANGIBLE ASSETS BECOME IMPAIRED IT MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.

Under U. S. generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The Company's intangible assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of the Company's amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. The Company may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its amortizable intangible assets is determined, negatively impacting our results of operations.

CHANGES IN ACCOUNTING MAY AFFECT THE COMPANY'S REPORTED EARNINGS AND OPERATING INCOME.

U. S. generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of the Company's business, such as revenue recognition for software, accounting for investments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in the Company's products or business could significantly change the Company's reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See "Item 8. Financial Statements and Supplementary Data", and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" of this report.

ACQUISITIONS AND JOINT VENTURES MAY HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

The Company may make acquisitions or enter into joint ventures as part of its long-term business strategy. Any such transaction involves significant challenges and risks including that the transaction does not advance the Company's business strategy, that the company doesn't realize a satisfactory return on the investment it makes, or that the Company may experience difficulty in the integration of new employees, business systems, and technology, or diversion of management's attention from its other business activities. These factors could adversely affect the Company's operating results or financial condition.

THE COMPANY RELIES ON THIRD PARTY SUPPLIERS TO PRODUCE SUBASSEMBLIES AND CERTAIN FINISHED PRODUCTS.

The Company has outsourced the production of certain subassemblies and finished goods. If a contract manufacturer terminates its relationship with the Company or is unable to fill its orders on a timely basis, or if the Company does not accurately forecast its requirements, the Company may be unable to deliver the affected products to meet its customers' orders, which may adversely impact our revenue and operating results in a quarter.

Item 1B.  Unresolved Staff Comments
-----------------------------------

None.

Item 2.   Properties
--------------------

Our properties consist of the following leased facilities:

                                                                 SQUARE        LEASE EXPIRATION
LOCATION                     DESCRIPTION                          FEET              DATE
--------                     -----------                         ------        ----------------
Danbury, Connecticut         Sales, engineering, production      27,600           10/31/08
3 Corporate Drive            and service facility

Marlborough, Massachusetts   Corporate office, engineering       11,405            8/31/09
100 Nickerson Road           and service facility

The Company considers each of these facilities to be in good condition and adequate for the Company's business.

Item 3.   Legal Proceedings
---------------------------

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2006, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

At the 2006 annual meeting of stockholders of the Company, held on December 14, 2006, seven proposals were voted upon and approved by the Company's stockholders. A brief discussion of each proposal voted upon at the annual meeting and the number of votes cast for, against or withheld, as well as the number of abstentions to each proposal and broker non-votes are set forth below, as applicable.

1) A vote was taken for the election of six directors of the Company to hold office until their respective successors shall have been duly elected. The aggregate numbers of shares of common stock voted in person or by proxy were as follows:

          Nominee                       For          Withheld
          -------                       ---          --------
          Robert C. Fleming          5,709,859        302,720
          William A. Merritt         5,745,476        267,103
          Michael G. Mitchell        5,716,864        295,715
          Robert H. Scott            5,716,854        295,915
          William J. Stuart          5,768,175        244,404
          John E. Sweeney            5,717,464        295,115

2) A vote was taken on the proposal to approve the reincorporation of the Company into the State of Delaware through a merger with a newly formed, wholly-owned Delaware subsidiary and the terms of the definitive agreements related thereto. The aggregate numbers of shares of common stock voted in person or by proxy were as follows:

          For               Against          Abstain           Broker Non-Votes
          ---               -------          -------           ----------------
          4,234,122         273,359          18,723            1,486,375

3) A vote was taken on the proposal to amend the Company's certificate of incorporation to change the Company's name from "Cognitronics Corporation" to "ThinkEngine Networks, Inc." (in the event the reincorporation was not duly adopted and approved). The aggregate numbers of shares of common stock voted in person or by proxy were as follows:

          For               Against          Abstain
          ---               -------          -------
          5,723,567         264,852          24,160

4) A vote was taken on the proposal to approve the Company's 1990 Stock Option Plan, as amended, including an increase in the number of shares reserved for issuance thereunder by 550,000. The aggregate numbers of shares of common stock voted in person or by proxy were as follows:

          For               Against          Abstain           Broker Non-Votes
          ---               -------          -------           ----------------
          3,664,360         762,225          99,619            1,486,375

5) A vote was taken on the proposal to approve the Company's Restricted Stock Plan, as amended, including an increase in the number of shares reserved for issuance thereunder by 300,000. The aggregate numbers of shares of common stock voted in person or by proxy were as follows:

          For               Against          Abstain           Broker Non-Votes
          ---               -------          -------           ----------------
          3,641,691         778,105          106,408           1,486,375

6) A vote was taken on the proposal to approve the Company's Directors' Stock Option Plan, as amended, including an increase in the number of shares reserved for issuance thereunder by 150,000. The aggregate numbers of shares of common stock voted in person or by proxy were as follows:

          For               Against          Abstain           Broker Non-Votes
          ---               -------          -------           ----------------
          3,534,127         883,213          108,864           1,486,375

7) A vote was taken to ratify the selection of Carlin, Charron & Rosen, LLP, an independent registered public accounting firm, as independent auditors for the Company for the year ending December 31, 2006. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

          For               Against          Abstain
          ---               -------          -------
          5,954,586         30,271           27,722

The foregoing proposals are described more fully in the Company's proxy statement filed with the Securities and Exchange Commission on November 13, 2006 pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Executive Officers of the Registrant
------------------------------------

The executive officers of the Registrant, their positions with the Company and ages as of March 1, 2007 are as follows:

NAME                  POSITION(S) AND OFFICE(S)                              AGE
----                  -------------------------                              ---
Michael G. Mitchell   President and Chief Executive Officer; Director         46

Paul J. Gagne         Vice President and Chief Technology Officer             54

John E. Steinkrauss   Vice President, Treasurer and Chief Financial Officer   60


No family relationships exist between the executive officers of the Company. Each of the executive officers was elected to serve until the next annual meeting of the Board of Directors or until their successor shall have been elected and qualified.

Mr. Mitchell has been President and Chief Executive Officer of the Company since August 2006. Since 2001, he had been President and Chief Executive Officer for ThinkEngine Networks, Inc. which was acquired by the Company in November 2005, and he subsequently served as Executive Vice President of the Company's ThinkEngine Networks subsidiary until April 2006. Prior to joining ThinkEngine Networks, Inc., he held senior management positions at several technology firms.

Mr. Gagne has been a Vice President and Chief Technology Officer of the Company since May 2006 with responsibility for engineering. Since 2001, he had been Vice President of Engineering for ThinkEngine Networks, Inc. Prior to that he held senior engineering positions at several technology firms.

Mr. Steinkrauss has been Vice President, Treasurer and Chief Financial Officer of the Company since November 2006. Prior to that, he provided financial consulting services to a number of companies, or held senior financial management positions as follows: from September 2006 to October 2006 Director of Finance at The Software MacKiev Company; from September 2004 to July 2006 as Senior Vice President, Treasurer, Secretary and Chief Financial Officer of IntelliReach Corporation; from April 2004 to July 2004, as Vice President, Treasurer, Secretary and Chief Financial Officer of Stargus Communications, Inc.; and from April 2002 to October 2002 as Vice President - Division Controller of Digimarc ID Systems.

                                     PART II


Item 5.   Market for Registrant's Common Equity Related Stockholder Matters and
-------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

The Company's Common Stock is traded as ThinkEngine Networks, Inc. on the American Stock Exchange under the symbol THN, which became effective on January 4, 2007. It was previously traded on the American Stock Exchange as Cognitronics Corporation under the symbol CGN. On March 1, 2007, there were 522 stockholders of record; the Company estimates that the total number of beneficial owners was approximately 1,700. Information on quarterly stock prices during the two most recent fiscal years is set forth below.

2006                           FIRST       SECOND        THIRD        FOURTH
----                           -----       ------        -----        ------
Common Stock price range
       High                    $3.37        $3.15        $2.55         $3.09
       Low                     $2.49        $2.20        $1.75         $1.90

2005                           FIRST       SECOND        THIRD        FOURTH
----                           -----       ------        -----        ------
Common Stock price range
       High                    $5.00        $4.05        $3.58         $3.10
       Low                     $2.92        $2.80        $2.25         $2.12


The Company has never paid a cash dividend on its Common Stock and has used its cash for the development of its business. The Company has no present intention of paying a cash dividend. Payment of any future dividends will depend upon the Company's earnings, financial condition and other relevant factors.

Performance Graph
-----------------

      The following graph compares the cumulative total return on the Company's Common Stock with the cumulative total return of the S&P 500 Index and the Hemscott Telecommunications Processing Systems and Products Industry Group for the five years ended December 31, 2006.(1)





                               [PERFORMANCE GRAPH]





                                                       2001     2002     2003     2004     2005     2006
                                                      ------   ------   ------   ------   ------   ------
THINKENGINE NETWORKS, INC.                            100.00    53.47    70.53    86.11    50.74    65.05
S & P 500                                             100.00    77.90   100.24   111.15   116.61   135.03
TELECOMMUNICATIONS PROCESSING SYSTEMS & PRODUCTS      100.00    26.16    59.41    58.17    46.49    47.00


(1) Assumes that the value of the investment in the Company's Common Stock and each index was $100 on December 31, 2001 and that all dividends were reinvested.

Item 6.   Selected Financial Data
---------------------------------

The following table sets forth selected financial data of the Company for the last five years. This selected financial data should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Form 10-K.

                                                                                Year ended December 31,
                                                                          (in thousands except per share data)
-----------------------------------------------------------------------------------------------------------------------------------
Operating Results                                          2006            2005            2004            2003            2002
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                               $      9,633    $      7,750    $      8,699    $      5,096    $      5,535
Loss from continuing operations                              (5,631)         (2,591)           (341)         (3,482)         (6,361)
Loss from discontinued operations                                --          (1,555)           (213)            (68)            (83)
Cumulative effect of change in accounting principle,
  net of tax                                                     36              --              --              --              --
Net loss                                               $     (5,595)   $     (4,146)   $       (554)   $     (3,550)   $     (6,444)
Loss per share
       Continuing operations                           $      (0.82)   $      (0.45)   $      (0.06)   $      (0.62)   $      (1.17)
       Discontinued operations                                   --           (0.26)          (0.04)          (0.01)          (0.02)
       Cumulative effect of change in
          accounting principle, net of tax                     0.01              --              --              --              --
       Net loss                                        $      (0.81)   $      (0.71)   $      (0.10)   $      (0.63)   $      (1.18)
Weighted average number of common shares outstanding
                                                              6,899           5,879           5,781           5,615           5,438
-----------------------------------------------------------------------------------------------------------------------------------
Financial Position
-----------------------------------------------------------------------------------------------------------------------------------
Working capital                                        $      3,293    $      7,251    $     13,132    $     12,851    $     16,321
Total assets                                           $     10,646    $     21,205    $     18,956    $     18,898    $     22,812
Stockholders' equity                                   $      7,148    $     14,015    $     15,015    $     15,268    $     18,152
Stockholders' equity per share                         $       1.04    $       2.38    $       2.60    $       2.72    $       3.34

Included in continuing operations is a provision for slow moving and obsolete inventory of $640,000, $666,000, $434,000, and $951,000, for the years 2006,
2004, 2003, and 2002, respectively.

Included in continuing operations in 2005 is the expensing of purchased in-process R&D of $678,000.

Included in continuing operations in 2002 is a provision for impairment of fixed assets of $275,000.

The above Selected Financial Data should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto, and the unaudited quarterly financial data included in Item 8 of this Annual Report on Form 10-K.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operation
--------------------

Executive Summary
-----------------

The Company designs, manufactures and sells voice processing equipment for use primarily by telecommunications service providers. The Company's products include media servers and application servers. These products facilitate the deployment of voice resources in service providers' networks, both traditional circuit-switched networks, as well as the next generation of packet-based networks.

Established service providers are looking for ways to offer additional features on their legacy networks while they institute a multi-year plan to transition to internet protocol (IP) based multimedia services. To effectively compete, the Company must expand its penetration in the market, increase the applications available on its intelligent peripherals, media servers and application servers and increase the capacity of its media servers.

Capital spending in the markets the Company serves can vary over time and change rapidly. In addition, the Company faces intense competition from larger and better financed competitors, and a few customers account for a significant portion of the Company's revenue. As a result, the Company's performance is subject to large fluctuations. Because of these uncertainties, it is difficult for the Company to make accurate short and long-term projections of results of operations and cash flows.

During 2005 the Company disposed of its UK subsidiary, Dacon Electronics, Plc (see Note L), and the Company acquired ThinkEngine Networks, Inc. ("TE Networks") (see Note K).

Results of Operations
---------------------

The Company reported losses from continuing operations of $5.6 million, $2.6 million and $0.3 million in 2006, 2005, and 2004, respectively.

In 2006, revenues increased $1.9 million (24%). Product sales increased $1.2 million of which $1.1 million was attributable to inclusion for a full fiscal year of revenue from the VSR1000 product. Service revenues increased $0.7 million of which $0.5 million is due to the inclusion of VSR1000 related revenues for a full fiscal year.

In 2005, revenues decreased $0.9 million (11%) primarily due to decreased sales of the CX product of $1.3 million, offset, in part, by increased service revenue of $0.4 million. The lower sales were primarily due to a decrease in sales of $5.0 million to a large telecommunications service provider. This decrease was offset by increased sales of $2.1 million to a telecommunication equipment integrator, and $1.1 million and $0.7 million to two telecommunications service providers. The acquisition of TE Networks contributed less than $0.1 million in revenues in 2005. The Company's consolidated backlog at December 31, 2006 was $0.5 million versus $3.1 million at December 31, 2005. A major portion of the Company's revenue comes from a few customers. The loss of any of these customers would have a material adverse impact on the Company.

Gross margin was 49% in 2006, 58% in 2005, and 59% in 2004. The 2006 decrease from 2005 was due to an increase of $0.1 million resulting from inclusion of a full year's amortization expense for the intangible assets acquired in the November 2005 acquisition of TE Networks, and an increase in the provision for inventory obsolescence of approximately $0.5 million. The decrease in gross margin percentage in 2005 from 2004 was primarily due to decreased sales volume. Included in cost of revenues were inventory obsolescence charges of $0.6 million in 2006, and $0.7 million in 2004.

Research and development expense increased $1.3 million (33%) in 2006 from 2005, and increased $1.5 million (60%) in 2005 from the prior year. The increase in 2006 is attributable to inclusion of a full fiscal year of research and development spending of the TE Networks, an increase of $0.3 million resulting from inclusion of a full year's amortization expense for the intangible assets acquired in the November 2005 acquisition of TE Networks, the expensing of stock options ($0.2 million), and severance costs ($0.2 million). The increase in 2005 primarily reflects the expensing of $0.7 million of purchased research and development, and increased headcount and salaries due to the acquisition of TE Networks.

Selling, general and administrative expense increased $2.1 million (60%) in 2006, and $0.3 million (11%) in 2005. In 2006, the increase is primarily due to inclusion for a full fiscal year of TE Networks ($1.5 million), the expensing of stock options ($0.2 million), and severance costs ($0.9 million), which were offset, in part, by lower personnel costs. In 2005, $0.1 million of the increase is due to the inclusion of TE Networks' operations from November 18, 2005. The remaining increase in 2005 is primarily due to increased personnel costs.

Other income of $0.3 million in 2006, $0.3 million in 2005, and $0.1 million in 2004 is primarily interest income. The increase in 2005 primarily reflects higher interest rates.

The Company's effective tax rate was 0% for 2006, 2% in 2005, and 19% in 2004. Included in tax expense are deferred tax valuation allowances of $1.2 million in 2006, $0.8 million in 2005, and $0.2 million in 2004. Forming a conclusion that such an allowance is not needed is difficult when there is evidence such as cumulative losses in recent years. The provision for income taxes is discussed in Note I to the Consolidated Financial Statements.

The effect of inflation has not had a significant impact on the operating results of the Company over the past few years.

Total rental expense amounted to $376,000 in 2006, $220,000 in 2005, and $190,000 in 2004. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2011 are approximately $391,000, $355,000, $129,000, $0 and $0, respectively.

Off-Balance Sheet Arrangements
------------------------------

None.

Liquidity and Sources of Capital
--------------------------------

Operations used net cash of $4.7 million in 2006, provided net cash of $2.1 million in 2005 and used $0.3 million in 2004. The cash used by operations in 2006 is primarily attributable to $5.6 million in losses from continuing operations. The cash provided by operations in 2005 is primarily attributable to $2.1 million of prepaid revenue related to equipment shipped in 2005. Cash provided (used) by investing activities was $6.2 million in 2006 and ($2.5) million in 2005. The Company in 2006 sold all of its investments in marketable securities, had net purchases of $0.5 million in 2005 and net proceeds from sales of $0.1 million in 2004, and in 2005 used $1.4 million for the acquisition of TE Networks. There were purchases of property, plant and equipment and software of $0.3 million, $0.5 million and, $0.1 million in 2006, 2005 and 2004, respectively.

Working capital was $3.3 million at December 31, 2006, $7.3 million at December 31, 2005, and $13.1 million at December 31, 2004. The ratio of current assets to current liabilities was 2.3:1 at December 31, 2006, 2.1:1 at December 31, 2005, and 5.5:1 at December 31, 2004. The decreases in working capital in 2006 and 2005 from the prior year were primarily due to the net losses incurred in each year.

The Company's contractual obligations at December 31, 2006 are as follows (amounts in thousands):
                                       Payments due by period
                                       ----------------------
                              Less than                                More than
                       Total    1 Year     1-3 Years     3-5 Years      5 Years
Operating leases       $875      $391          $484          $0           $0

In 2007, the Company anticipates making capital expenditures of approximately $0.2 million, and increasing the current level of expenditures for sales and marketing. To ensure that the Company will have sufficient working capital to execute its operating plan, the Company borrowed $1,500,000 in January 2007 under a three year term loan agreement (see Note Q). Management believes that with the funds provided by this loan the Company will have sufficient funds to meet the Company's cash requirements for 2007. However, if the Company's operations deteriorate due to increased competition, loss of a large customer or other adverse events, it may be required to obtain additional sources of funds through asset sales, capital market transactions or financing from third parties or a combination thereof. The Company cannot provide assurances that these additional sources of funds will be available or, if available, what the terms would be.

Critical Accounting Policies and Estimates
------------------------------------------

In the preparation of financial statements in conformity with accounting principles generally accepted in the United States, management must make critical decisions regarding accounting policies and judgments regarding their application. Materially different amounts could be reported under different circumstances and conditions.

REVENUE

The Company generally recognizes product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, shipment or delivery (dependent upon the terms of the sale) has occurred, all significant contractual obligations have been satisfied, the amount is fixed or determinable and collection is considered probable. Sales of services and system support are deferred and recognized ratably over the contract period.

INVENTORIES - SLOW-MOVING AND OBSOLETE

Due to a prolonged slow-down in spending by telecommunications service providers, inventory turnover has slowed. The Company recorded charges of $0.6 million and $0.7 million in 2006 and 2004, respectively, to increase its reserves for obsolete and slow-moving inventory.

DEFERRED TAX ASSETS

As of December 31, 2006, the Company has a valuation allowance for all $6.3 million of net deferred tax assets. In making such a determination, the Company considers its current and past performance, the market environment in which it operates, estimated future earnings, tax planning strategies and other factors. In the future, as these factors change, a change in the valuation reserve may be required. The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not and will provide a valuation allowance as necessary.

PENSIONS

The Company's defined benefit pension plan is reported in accordance with SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"), issued in September 2006. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company's fiscal year end. We adopted the recognition and measurement provisions of SFAS 158 effective December 31, 2006. The adoption of SFAS 158 did not have a material effect on the 2006 consolidated financial statements since all future benefit accruals under the Company's defined benefit plan were curtailed as of 1994.

In 2006 the Company applied to the Pension Benefit Guaranty Corporation and the Internal Revenue Service for permission to terminate the Company's defined benefit plan. While approval was received, the Company decided not to proceed with the termination of the plan in 2006. The Company may reapply for permission in 2007; reflecting this, the Company adjusted the discount rate used to calculate plan liabilities to 4.7% for 2005 and 2006.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value at the date of grant.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment", ("SFAS No. 123(R)"), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

The Company has recognized compensation expense for its restricted stock grants. Upon adoption of SFAS 123(R), using the modified prospective method, the Company recognized a benefit of $36,000 as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased basic earnings per share by $0.01 for the fiscal year ended December 31, 2006.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The Company does not use derivatives and has no financial instruments subject to market rates.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of ThinkEngine Networks, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ThinkEngine Networks, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ThinkEngine Networks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


/s/ CARLIN, CHARRON & ROSEN, LLP


Glastonbury, Connecticut
March 15, 2007

CONSOLIDATED BALANCE SHEETS
THINKENGINE NETWORKS, INC. AND SUBSIDIARIES

(dollars in thousands)
                                                                                      December 31,
                                                                              ----------------------------
ASSETS                                                                            2006            2005
                                                                              ------------    ------------
Current assets
      Cash and cash equivalents                                               $      2,764    $      1,750
      Marketable securities                                                             --           6,370
      Accounts receivable, net                                                       1,354           3,565
      Inventories, net                                                               1,439           2,245
      Other current assets                                                             270             137
                                                                              ------------    ------------
         Total current assets                                                        5,827          14,067

Loans to officers                                                                      444           2,029
Property, plant and equipment, net                                                     970           1,208
Intangible assets, net                                                               3,356           3,824
Other assets, less amortization of $932 and $864                                        49              77
                                                                              ------------    ------------
         Total assets                                                         $     10,646    $     21,205
                                                                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                        $        114    $        814
      Notes payable                                                                     --             300
      Accrued compensation and benefits                                                932           1,817
      Deferred service revenues                                                        522           2,976
      Other accrued expenses                                                           966             909
                                                                              ------------    ------------
         Total current liabilities                                                   2,534           6,816

Long-term debt                                                                         300              --
Other liabilities                                                                      664             374

Commitments and contingencies (Note M)                                                  --              --

Stockholders' equity
      Common stock, par value $.001 per share; authorized 20,000,000 shares              7               7
      Additional paid-in capital                                                    14,938          16,609
      Accumulated deficit                                                           (6,876)         (1,281)
      Accumulated other comprehensive loss                                            (529)           (580)
                                                                              ------------    ------------
                                                                                     7,540          14,755
      Less cost of 179,356 and 52,272 common shares in treasury                       (392)           (740)
                                                                              ------------    ------------
         Total stockholders' equity                                                  7,148          14,015
                                                                              ------------    ------------
         Total liabilities and stockholders' equity                           $     10,646    $     21,205
                                                                              ============    ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THINKENGINE NETWORKS, INC. AND SUBSIDIARIES

(in thousands except per share data)
                                                                                          Year ended December 31,
                                                                              --------------------------------------------
                                                                                  2006            2005            2004
                                                                              ------------    ------------    ------------
Revenues
      Sales                                                                   $      7,887    $      6,666    $      8,006
      Service                                                                        1,746           1,084             693
                                                                              ------------    ------------    ------------
                                                                                     9,633           7,750           8,699

Cost of revenues                                                                     4,892           3,281           3,590
                                                                              ------------    ------------    ------------
Gross margin                                                                         4,741           4,469           5,109
Other costs and expenses
      Research and development                                                       5,171           3,895           2,438
      Selling, general and administrative                                            5,497           3,432           3,097
      Other (income) expense, net                                                     (296)           (327)           (140)
                                                                              ------------    ------------    ------------
                                                                                    10,372           7,000           5,395
                                                                              ------------    ------------    ------------
Pretax loss                                                                         (5,631)         (2,531)           (286)
Provision for income taxes                                                              --              60              55
                                                                              ------------    ------------    ------------
Loss from continuing operations                                                     (5,631)         (2,591)           (341)
Loss from discontinued operations, net of tax                                           --          (1,555)           (213)
Cumulative effect of change in accounting principle, net of tax                         36              --              --
                                                                              ------------    ------------    ------------
Net loss                                                                            (5,595)         (4,146)           (554)
      Currency translation adjustment                                                   --            (170)            121
      Unfunded pension liability                                                        51            (185)           (248)
                                                                              ------------    ------------    ------------
Comprehensive loss                                                            $     (5,544)   $     (4,501)   $       (681)
                                                                              ============    ============    ============

Loss per share - basic and diluted:
      Continuing operations                                                   $      (0.82)   $      (0.45)   $      (0.06)
      Discontinued operations                                                           --           (0.26)          (0.04)
      Cumulative effect of change in accounting principle, net of tax                 0.01              --              --
      Net loss                                                                $      (0.81)   $      (0.71)   $      (0.10)


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THINKENGINE NETWORKS, INC. AND SUBSIDIARIES
                  Years ended December 31, 2006, 2005 and 2004

(dollars in thousands)                  Common Stock                         Retained    Accumulated
                                  ------------------------    Additional     Earnings      Compre-       Treasury       Total
                                    Shares                      Paid-In    (Accumulated    hensive        Shares     Shareholders'
                                    Issued        Amount        Capital      Deficit)       (Loss)        Amount        Equity
                                  ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2003       5,803,829    $        6    $   13,323    $    3,419    $      (98)   $   (1,382)   $   15,268
Shares issued pursuant to stock
  plans                                3,649            --            90            --            --           137           227
Shares issued to directors                --            --          (290)           --            --           293             3
Directors' fees - common stock
  to be issued                            --            --            47            --            --            --            47
Officers' awards - common stock
  to be issued                            --            --           151            --            --            --           151
Currency translation adjustment           --            --            --            --           121            --           121
Unfunded pension liability                --            --            --            --          (248)           --          (248)
Net loss                                  --            --            --          (554)           --            --          (554)
                                  ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2004       5,807,478             6        13,321         2,865          (225)         (952)       15,015
Shares issued pursuant to stock
  plans                                   --            --           (21)           --            --           212           191
Shares issued in conjunction
  with acquisition                 1,149,705             1         3,126            --            --            --         3,127
Directors' fees - common stock
  to be issued                            --            --            20            --            --            --            20
Officers' awards - common stock
  to be issued                            --            --           163            --            --            --           163
Currency translation adjustment           --            --            --            --          (170)           --          (170)
Unfunded pension liability                --            --            --            --          (185)           --          (185)
Net loss                                  --            --            --        (4,146)           --            --        (4,146)
                                  ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 2005       6,957,183             7        16,609        (1,281)         (580)         (740)       14,015
Shares issued pursuant to stock
  plans                                   --            --        (1,522)           --            --         2,230           708
Shares issued to directors                --            --          (149)           --            --           149            --
Repurchase of shares                      --            --            --            --            --        (2,031)       (2,031)
Unfunded pension liability                --            --            --            --            51            --            51
Net loss                                  --            --            --        (5,595)           --            --        (5,595)
                                  ----------    ----------    ----------    ----------    ----------    ----------    ----------

Balance at December 31, 2006       6,957,183    $        7    $   14,938    $   (6,876)   $     (529)   $     (392)   $    7,148
                                  ==========    ==========    ==========    ==========    ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THINKENGINE NETWORKS, INC. AND SUBSIDIARIES

(dollars in thousands)                                                           Year ended December 31,
                                                                       --------------------------------------------
                                                                           2006            2005            2004
                                                                       ------------    ------------    ------------
Operating Activities
     Loss from continuing operations                                   $     (5,631)   $     (2,591)   $       (341)
     Adjustments to reconcile loss from continuing operations to net cash provided (used) by operating activities:
         Deferred income taxes                                                   --              60              55
         Depreciation and amortization                                          983             373             349
         Expensing of purchased research and development                         --             678              --
         Loss (gain) on disposition of assets                                    56               1              (1)
         Cumulative effect of change in accounting principle                    (36)             --              --
         Stock-based compensation                                               699             330             404
         Net (increase) decrease in:
             Accounts receivable                                              2,211             438          (3,512)
             Inventories                                                        806             189             527
             Other assets                                                      (138)             99           2,205
         Net increase (decrease) in:
             Accounts payable                                                  (700)            550            (138)
             Accrued compensation and benefits                                 (544)           (136)            (95)
             Other accrued liabilities                                       (2,397)          2,123             282
                                                                       ------------    ------------    ------------
         Net cash provided (used) by operating activities                    (4,691)          2,114            (265)
                                                                       ------------    ------------    ------------

Investing Activities
     Purchases of marketable securities                                      (4,753)        (10,412)         (7,646)
     Sale of marketable securities                                           11,123           9,889           7,755
     Acquisition (Note K)                                                        --          (1,442)             --
     Additions to property, plant and equipment                                (265)           (512)            (72)
     Repayment of officers' loans                                               124              --              --
     Purchase of software licenses                                               --             (33)            (51)
                                                                       ------------    ------------    ------------
         Net cash provided (used) by investing activities                     6,229          (2,510)            (14)
                                                                       ------------    ------------    ------------

Financing Activities
     Shares purchased for treasury                                             (531)             --              --
     Shares issued pursuant to stock plans                                        7              45              24
                                                                       ------------    ------------    ------------
         Net cash provided (used) by financing activities                      (524)             45              24
                                                                       ------------    ------------    ------------

Discontinued Operations                                                          --            (121)            257

Increase (decrease) in cash and cash equivalents                              1,014            (472)              2
  Cash and cash equivalents - beginning of year                               1,750           2,222           2,220
                                                                       ------------    ------------    ------------
  Cash and cash equivalents - end of year                              $      2,764    $      1,750    $      2,222
                                                                       ------------    ------------    ------------

Supplemental Disclosures of Cash Flow Information
  Cash (paid) received during the year for:
     Interest                                                          $        (10)   $        (25)   $        (14)
                                                                       ------------    ------------    ------------
     Income taxes, net                                                 $         (5)   $         (5)   $        (81)
                                                                       ------------    ------------    ------------
Non-cash activity:
  Repayment of loans to officers and accumulated interest with
    common stock                                                       $      1,500    $          0    $          0
                                                                       ------------    ------------    ------------
  Cashless exercise of stock options in satisfaction of due
    from employee (other assets)                                       $         38    $          0    $          0
                                                                       ------------    ------------    ------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THINKENGINE NETWORKS, INC. AND SUBSIDIARIES

(dollars in thousands except per share data)


NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. The Company designs, manufactures and markets voice processing products.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION. The Company generally recognizes product sales, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, shipment or delivery (dependent upon the terms of the sale) has occurred, all significant contractual obligations have been satisfied, the amount is fixed or determinable and collection is considered probable. Sales of services and system support are deferred and recognized ratably over the contract period.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include the costs of engineering, design, feasibility studies, outside services, personnel, stock-based compensation and other costs incurred in development of the Company's products. All such costs are charged to expense as incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel and promotions, tradeshows, and other marketing-related programs, as well as expenses associated with administrative and accounting personnel and general corporate related expenses.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of the Company's financial instruments (trade receivables/payable, and other short-term and long-term debt) approximate fair value due to their terms and maturities.

CASH, AND CASH EQUIVALENTS. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2006, essentially all of the Company's cash and cash equivalent balances were with two financial institutions.

RISKS AND UNCERTAINTIES. A major portion of the Company's revenues is generated by sales to a small number of customers, such that the Company had net revenue from two customers (56%), four customers (59%), and one customer (78%) in 2006, 2005, and 2004, respectively. The Company's receivables are primarily from major, well-established companies in the telecommunications and cable industries, and at December 31, 2006, three such companies accounted for 75% of the Company's accounts receivable. The loss of any of these customers would have a material adverse impact on the Company. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well established with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market. Provisions for slow moving and obsolete inventories are provided based on historical experience and anticipated product demand.

PROPERTY AND EQUIPMENT. Property and equipment is carried at cost less allowances for depreciation, computed in accordance with the straight-line method based on estimated useful lives ranging from 3 to 12 years. Computer software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally three years or less. Repairs and maintenance are expensed when incurred.

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

STOCK-BASED COMPENSATION. The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value at the date of grant.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment", ("SFAS No. 123(R)"), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

The Company has recognized compensation expense for its restricted stock grants. Upon adoption of SFAS 123(R), using the modified prospective method, the Company recognized a benefit of $36 as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, increased both basic and diluted earnings per share by $0.01 for the fiscal year ended December 31, 2006. If the Company had elected in 2005 and 2004 to recognize compensation expense for the 1990 Stock Option Plan, the 1967 Stock Purchase Plan and the Directors' Stock Option Plan based on the fair value at the grant date, consistent with the method presented by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", as amended, the pro forma net loss and net loss per share would be as follows:

                                                       2005            2004
                                                   ------------    ------------
Net loss, as reported                              $     (4,146)   $       (554)
     Add: Stock-based compensation expense
       included therein                                     330             404
     Deduct: Total stock-based compensation
       under fair valuation method                         (742)           (707)
                                                   ------------    ------------
         Pro forma net loss                        $     (4,558)   $       (857)
                                                   ============    ============
     Net loss per share
         As reported  - Basic and Diluted          $      (0.71)   $      (0.10)
                                                   ============    ============
         Pro forma - Basic and Diluted             $      (0.78)   $      (0.15)
                                                   ============    ============

The estimated weighted average fair value per share of stock options granted were $1.58 and $2.56 for 2005 and 2004, respectively. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.4%, and 4.4%; no dividend yields; volatility factors of the expected market price of the Company's common stock of ..55 in 2005, and .73 in 2004; and a weighted average expected life of the option of 7.5 years in all years for the Option Plan and 5 years for the Directors' Option Plan.

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

INCOME (LOSS) PER SHARE. In computing basic earnings (loss) per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included, except in those fiscal periods when the Company has incurred a loss. The weighted average number of common shares used in both the basic and diluted earnings per share calculations were 6,899,399, 5,878,928, and 5,780,603 for 2006, 2005 and 2004, respectively.

INTANGIBLE ASSETS. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from four to ten years. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of the Company's intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

GOODWILL. The Company has classified as goodwill the cost in excess of fair value of the identifiable net assets of companies acquired in purchase transactions.

Goodwill is reviewed for impairment whenever events such as product discontinuances, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if an asset's carrying amount exceeds its implied fair value. In the third quarter of 2005, the Company, based on the continuing losses of its UK subsidiary, determined that the related goodwill was impaired and expensed $319 of goodwill. Such amount is included in the 2005 loss from discontinued operations. The Company has no goodwill at December 31, 2006 and 2005.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS. In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS No. 87 "Employers' Accounting for Pensions" (SFAS No. 87), SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS No. 88), SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), and SFAS No. 132R "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)" (SFAS No. 132R). This Statement requires companies to recognize an asset or liability for the over-funded or under-funded status of their benefit plans in their financial statements. SFAS No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor's year end. The recognition of an asset and liability related to the funded status provision is effective for fiscal years ending after December 15, 2006 and the change in measurement date provisions is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 did not have a material effect on the 2006 consolidated financial statements since all future benefit accruals under the Company's defined plan were curtailed as of 1994.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The measurement and disclosure requirements, which are applied prospectively, are effective for the Company beginning in the first quarter of 2008. Management is assessing the potential impact on the Company's financial condition and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (SFAS No. 109). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of fiscal 2007. The Company does not anticipate that adoption of this statement will have any material impact on its financial statements.

NOTE B.  MARKETABLE SECURITIES

The Company's marketable securities were sold during 2006 and consisted of corporate and municipal bonds and auction rate preferred stock. Unrealized gains/losses on marketable securities were immaterial in all years presented and therefore have not impacted cumulative other comprehensive loss.

NOTE C.  ACCOUNTS RECEIVABLE, NET:

Accounts receivable are presented net of an allowance for uncollectible accounts of $20 and $73 at December 31, 2006 and 2005, respectively. The Company wrote off uncollectible accounts, net of recoveries, of $39, $38, and $23 in 2006, 2005 and 2004, respectively. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

NOTE D.  INVENTORIES, NET:
                                                  2006           2005
                                              ------------   ------------
Finished and in process                       $        885   $      1,571
Materials and purchased parts                          554            674
                                              ------------   ------------
                                              $      1,439   $      2,245
                                              ============   ============

Netted in the above amounts is the Company's reserve for slow moving and obsolete inventories totaling $3,337 and $3,054 at December 31, 2006 and 2005, respectively. The reserve for slow moving and obsolete inventories was increased by $640 in 2006, and $666 in 2004, by charges to cost of revenues, and was reduced in 2005 due to the sale of reserved items. Starting October 1, 2006, the Company changed its policy for reserving for slow moving and obsolete inventories to a policy that the Company believes more accurately reflects the estimated future benefits inherent in its inventories and more accurately reflects the pattern of consumption of those benefits. The Company has reflected the change in estimate as a current period charge during the fourth quarter of 2006, the period in which the change in estimate occurred. The adjustment resulted in increasing the Company's loss from continuing operations and net loss by approximately $300 and increasing the related loss per share amounts by approximately ($0.04).

NOTE E.  PROPERTY AND EQUIPMENT, NET:
                                                  2006           2005
                                              ------------   ------------
Machinery and equipment                       $      2,914   $      2,870
Furniture and fixtures                                 885          1,174
                                              ------------   ------------
                                                     3,799          4,044
Less allowances for depreciation                     2,829          2,836
                                              ------------   ------------
                                              $        970   $      1,208
                                              ============   ============

The Company has recorded depreciation expense of $447, $269 and $277 in 2006, 2005 and 2004, respectively.

NOTE F.  INTANGIBLE ASSETS, NET:

The Company's intangible assets consist of acquired technology (see Note K) relating to higher level applications, an operating system and a board design. Intangible assets have an original cost of $3,883 and are presented net of accumulated amortization of $527 and $59 at December 31, 2006 and 2005, respectively. The Company has recorded amortization expense of $468, $59, and $0 in 2006, 2005, and 2004, respectively.

NOTE G.  BORROWINGS:

In November 2005, as part of the consideration paid for the acquisition of TE Networks, Inc. (see Note K), the Company issued $300 in interest-free notes payable in full in November 2006.
                                                  2006           2005
                                              ------------   ------------
Notes payable                                 $          0   $        300
                                              ============   ============

In November 2006, without penalty, the holders of the above notes extended the payment due date until April 2008.

                                                  2006           2005
                                              ------------   ------------
Long-term debt                                $        300   $          0
                                              ============   ============

NOTE H.  OTHER LIABILITIES (SEE NOTE M):
                                                  2006           2005
                                              ------------   ------------
Accrued officers' supplemental pension        $        254   $        313
Accrued deferred compensation                          139            176
Accrued defined benefit pension plan                   634            775
                                              ------------   ------------
                                                     1,027          1,264
Less current portion (included in accrued
compensation and benefits - see Note M)                363            890
                                              ------------   ------------
                                              $        664   $        374
                                              ============   ============

NOTE I.  INCOME TAXES

The components of the provision for income taxes for the years ended December 31 are as follows:

                                         2006           2005           2004
                                     ------------   ------------   ------------
Current:
     State                           $          0   $         60   $         55
Deferred                                       --             --             --
                                     ------------   ------------   ------------
     Provision for income taxes      $          0   $         60   $         55
                                     ============   ============   ============


A reconciliation of the statutory federal income tax rate to the effective tax rate on pretax loss for the years ended December 31, is as follows:

                                         2006           2005           2004
                                      ----------     ----------     ----------
Statutory federal income tax rate          (34.0)%        (34.0)%        (34.0)%
State income taxes, net of federal
  tax benefit                                 --            1.4           12.7
Write-off of purchased research and
  development                                 --            6.9             --
Nontaxable interest income                    --           (0.8)          (1.0)
Amortization of intangibles                  2.9           (1.0)          (9.4)
Stock-based compensation expense             3.0             --             --
Valuation allowance                         28.0           29.8           63.3
Other                                        0.1            0.1          (12.4)
                                      ----------     ----------     ----------
                                               0%           2.4%          19.2%
                                      ==========     ==========     ==========

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities and their tax bases, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:

                                                     2006            2005
                                                 ------------    ------------
Deferred tax liabilities                         $         77    $         84
                                                 ------------    ------------
Deferred tax assets:
     Inventory valuation                                1,262           1,174
     Accrued liabilities and employee benefits            526           2,146
     Accrued deferred compensation                        134             167
     Federal operating loss carryforward
       expiring in 2026                                 3,853           1,007
     Separate return federal operating loss
       carryforwards expiring in 2008 and 2009            445             445
     Other                                                148             222
                                                 ------------    ------------
         Total deferred tax assets                      6,368           5,161
     Valuation allowance                               (6,291)         (5,077)
                                                 ------------    ------------
                                                           77              84
                                                 ------------    ------------
                  Net deferred tax assets        $          0    $          0
                                                 ============    ============

The Company has increased its valuation allowances by $1,214, $829, and $181 in 2006, 2005 and 2004, respectively, as the Company cannot determine that the ultimate realization of its net deferred tax asset is more likely than not.

TAX CONTINGENCIES. The Company is subject to income taxes in the United States. Significant judgment is required in determining its provision for income taxes and recording the related assets and liabilities. In the ordinary course of its business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is periodically subject to audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

Although the Company believes it has appropriate support for the positions taken on its tax returns, it has recorded a liability for its best estimate of the probable loss on certain of these positions. The Company believes that its accruals for tax liabilities are adequate for all open years, based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from the amount of research and experimentation tax credits claimed, state income taxes, and certain other matters. Although the Company believes its recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore its assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although the Company believes that the estimates and assumptions supporting its assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. If the Company were to settle an audit or a matter under litigation, it could have a material effect on its income tax provision, net income, or cash flows in the period or periods for which that determination is made. Due to the complexity involved the Company is not able to estimate the range of reasonably possible losses in excess of amounts recorded.

The Internal Revenue Service has completed and closed its audits of the Company's consolidated federal income tax returns through 2004.

NOTE J.  OTHER (INCOME) EXPENSE, NET:
                                              Year ended December 31,
                                     ------------------------------------------
                                         2006           2005           2004
                                     ------------   ------------   ------------
Interest expense                     $         10   $         25   $         14
Interest income                              (306)          (352)          (154)
Loss on disposal of fixed assets               56             --             --
Income - payments recovered on note
  receivable from Dacon (Note L)              (75)            --             --
Other                                          19             --             --
                                     ------------   ------------   ------------
                                     $       (296)  $       (327)  $       (140)
                                     ============   ============   ============

NOTE K.  ACQUISITION

On November 18, 2005, the Company, as the former Cognitronics Corporation, acquired ThinkEngine Networks, Inc., subsequently renamed TE Networks, Inc., at a cost of $4,869 including $1,442 in cash, 1,149,705 shares of common stock valued at $3,127, and $300 in interest-free notes.

The acquisition was accounted for by the purchase method. The purchase price was allocated to purchased in process research and development ($678), net current and long term assets ($308) and the value of intangible assets ($3,883) with estimated remaining useful lives of four to ten years. The following are unaudited pro forma results of operations as if the acquisition had taken place at the beginning of the respective year:

                                         2005           2004
                                     ------------   ------------
Revenues                             $      8,762   $      9,348
                                     ============   ============
Loss from continuing operations      $     (6,048)  $     (4,708)
                                     ============   ============
Net loss                             $     (7,599)  $     (5,048)
                                     ============   ============
Loss per share:
Loss from continuing operations      $      (0.89)  $      (0.68)
                                     ============   ============
Net loss                             $      (1.11)  $      (0.71)
                                     ============   ============

NOTE L.  DISCONTINUED OPERATIONS

On December 22, 2005, the Company sold its UK subsidiary, Dacon Electronics, Plc ("Dacon") in an arms length transaction to a company owned by the former Vice President of European operations for $150 in cash and a $150 note. In addition, Dacon issued a note for $275 for amounts previously advanced to Dacon by the Company. A charge of $425 to reserve for these two notes was included in 2005 in the loss on sale of discontinued operations, of which $75 was recovered and recorded as other income during 2006. In 2005 the Company reclassified Dacon's operations as discontinued operations and, accordingly, has segregated the revenue and expenses of the discontinued operations in its 2005 and 2004 consolidated Statements of Operations and Comprehensive Loss and notes thereto.

Summary results for discontinued operations for the years ended December 31 are as follows:

                                         2005           2004
                                     ------------   ------------
Revenue                              $      3,826   $      5,526
Operating expenses                          4,976          5,739
                                     ------------   ------------
Operating loss                             (1,150)          (213)
Loss on impairment of goodwill               (319)            --
Loss on sale                                  (86)            --
                                     ------------   ------------
Loss from discontinued operations    $     (1,555)  $       (213)
                                     ============   ============


NOTE M.  COMMITMENTS AND CONTINGENCIES

LEASES. Total rental expense amounted to $376 in 2006, $220 in 2005, and $190 in 2004. Future annual payments for long-term non-cancelable leases for each of the five years in the period ending December 31, 2011 are approximately $391, $355, $129, $0, and $0 respectively.

PENSION PLAN. The Company and its subsidiaries have a defined benefit pension plan covering substantially all employees, except that employees joining the Company after June 30, 1994 were not eligible to participate. The benefits are based on years of service and the employee's compensation. No additional service cost benefits were earned subsequent to June 30, 1994. Because of this curtailment of the Plan in 1994, at this time the Projected Benefit Obligation and Accumulated Benefit Obligation are the same. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

The following table sets forth the changes in benefit obligations and plan assets, and reconciles amounts recognized in the Company's Consolidated Balance Sheets at December 31:
                                                    2006               2005
                                                ------------       ------------
Projected and accumulated benefit obligation
  for services rendered to date
Beginning of year                               $      1,843       $      1,681
Loss (gain) due to change in estimates                    58                183
Interest cost                                             44                 91
Less benefits paid                                      (128)              (112)
                                                ------------       ------------
End of year                                            1,817              1,843
                                                ------------       ------------
Plan assets at fair value
Beginning of year                                      1,068                941
       Actual return on plan assets                       78                 33
       Contribution                                      165                206
       Less benefits paid                               (128)              (112)
                                                ------------       ------------
  End of year                                          1,183              1,068
                                                ------------       ------------
Plan assets less than benefit obligation        $       (634)      $       (775)
                                                ============       ============

The components of net cost of the plan for the years ended December 31 are as follows:

                                           2006          2005          2004
                                        ----------    ----------    ----------
Interest cost on projected benefit
  obligation                            $       44    $       91    $       92
Actual (return)/loss on plan assets            (78)          (33)          (14)
Net amortization and deferral                  108            (3)          (33)
                                        ----------    ----------    ----------
       Net periodic pension cost        $       74    $       55    $       45
                                        ==========    ==========    ==========

Other changes in plan assets and benefit obligations recognized in comprehensive loss:

                                                         2006          2005
                                                      ----------    ----------
SFAS 158 transition adjustment                        $     (709)            *
New net loss                                                 658             *
                                                      ----------    ----------
Total recognized in other comprehensive loss          $      (51)            *
                                                      ==========    ==========
Total recognized in net periodic benefit cost
and other comprehensive loss                          $       23             *
                                                      ==========    ==========

* not applicable due to adoption of SFAS No. 158 effective December 31, 2006.

The estimated amount of net loss that will be amortized from accumulated other comprehensive loss into net periodic pension benefit cost in 2007 is $40.

Assumptions:                                             2006          2005
------------                                          ----------    ----------
Weighted-average assumptions used to determine
benefit obligation as of year-end:
Discount rate                                              4.69%         4.70%
Rate of compensation increase                              0.00%         0.00%

Weighted-average assumptions used to determine
net benefit cost:
Discount rate                                              4.73%         4.70%
Rate of compensation increase                              0.00%         0.00%
Expected return on plan assets                             6.50%         6.50%

The plan's weighted-average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

Asset Category                                           2006          2005
--------------                                        ----------    ----------
Equity Securities                                            49%           51%
Debt Securities                                              20%           25%
Cash and cash equivalents                                    31%           24%


In 2006, the Company applied to the Pension Benefit Guaranty Corporation ("PBGC") and the Internal Revenue Service ("IRS") for permission to terminate this Plan. While the permissions were received, the Company decided not to terminate the Plan in 2006. Accordingly, the Company's accrual for its defined benefit pension plan included a current liability of $245 and $0 at December 31, 2006 and 2005, respectively, and a long-term liability of $389 and $775 at December 31, 2006 and 2005, respectively.

Cash Flows
----------

The Company may reapply in the future to the PBGC and the IRS for permission to terminate this Plan. If permission is received during 2007 the Company expects to contribute $630 to the pension plan and make $1,850 of benefit payments relating to expected future service.

Effects of transition to SFAS 158 as of December 31, 2006:

                                           Before      Effect of       After
                                          SFAS 158      SFAS 158      SFAS 158
                                         ----------    ----------    ----------
Prepaid cost/(accrued liability)         $   24,000    $ (658,000)   $ (634,000)
Accumulated other comprehensive loss     $ (658,000)   $        0    $ (658,000)

401(K) RETIREMENT PLAN. The Company has a defined contribution plan covering substantially all employees. The Company has not made any contributions to the plan.

OFFICERS' SUPPLEMENTAL PENSION PLAN. The Company has an unfunded, noncontributory defined benefit pension plan covering three retired officers. The components of net pension cost of the plan for the years ended December 31 are as follows:

                                            2006          2005          2004
                                         ----------    ----------    ----------
Interest cost on projected benefit
  obligation                             $       13    $       16    $       19
Amortization of actuarial gains                  (2)           (1)           (2)
                                         ----------    ----------    ----------
Net periodic pension cost                $       11    $       15    $       17
                                         ==========    ==========    ==========

The following table sets forth the plan's status and the accrued pension liability recognized in the Company's Consolidated Balance Sheets at December 31:
                                            2006          2005
                                         ----------    ----------
Projected benefit obligations
  Balance at beginning of period         $      268    $      322
       Interest expense                          13            16
       Less benefits paid                       (70)          (70)
                                         ----------    ----------
  Balance at end of period                      211           268
Unrecognized net gain                            43            45
                                         ----------    ----------
Accrued pension liability                $      254    $      313
                                         ==========    ==========

The discount rate used in determining the projected benefit obligation was 5.5% in 2006 and 2005. All participants are retired and receiving benefits under the plan and therefore future increases in compensation are not applicable.

The following benefit payments and contributions are expected to be paid: $65 in 2007, $51 in 2008, $51 in 2009, $51 in 2010, $23 in 2011, and no amounts for the five year period ending in 2016.

DEFERRED COMPENSATION. At December 31, 2006 and 2005, the liability relating to a deferred compensation arrangement between the Company and a former director and officer of the Company was $139 and $176, respectively, and is included in other liabilities. The Company expects to make payments in 2007 totaling $49 under this contract.

NOTE N.  STOCK PLANS

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment", using the modified prospective application transition method.

The 1990 Stock Option Plan provides for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally expire ten years after the date granted.

The Company may, in certain circumstances, grant, at the fair market value on the date of grant, nonqualified options as an inducement to enter into employment with the Company ("Inducement Options"). Options generally become vested in three equal annual installments on a cumulative basis generally commencing six months after the date of grant and expire 10 years following the grant date.

The Directors' Stock Option Plan, as amended, provides for an annual grant of options to non-employee directors. This plan provides for the automatic award of options to purchase 6,000 shares of common stock at the fair market value at the date of grant to each person who is a participant on August 1 of each year and pro-rated awards in certain cases. Options become vested one year after the date of grant. The awards expire ten years following the grant date.

Share information pertaining to the option plans is as follows:

                                                        Weighted                    Weighted                    Weighted
                                                         Average        1990         Average     Directors'      Average
                                         Inducement     Exercise       Option       Exercise       Option       Exercise
                                           Options        Price         Plan          Price         Plan          Price
                                         ----------    ----------    ----------    ----------    ----------    ----------
Outstanding at December 31, 2003                 --                   1,131,300    $     4.66       125,250    $     4.15
       Granted                                   --                       3,000    $     3.50        30,000    $     3.50
       Cancelled or expired                      --                    (144,751)   $     8.88       (12,000)   $     8.74
       Exercised                                 --                     (12,497)   $     1.65       (14,500)   $    10.27
                                         ----------                  ----------                  ----------
Outstanding at December 31, 2004                 --                     977,052    $     4.06       128,750    $     3.68
       Granted                              705,000    $     2.55       167,000    $     2.70        30,000    $     3.22
       Cancelled or expired                      --                     (27,416)   $     2.92       (12,000)   $    12.30
       Exercised                                 --                     (27,166)   $     1.66            --
                                         ----------                  ----------                  ----------
Outstanding at December 31, 2005            705,000    $     2.55     1,089,470    $     3.95       147,750    $     2.94
       Granted                              140,000    $     2.92       657,500    $     3.54        31,000    $     2.08
       Cancelled or expired                (278,334)   $     2.58      (688,969)   $     4.30       (12,000)   $     2.05
       Exercised                                 --                     (84,868)   $     1.69            --
                                         ----------                  ----------                  ----------
Outstanding at December 31, 2006            566,666    $     2.62       973,133    $     3.62       166,750    $     2.84
                                         ==========                  ==========                  ==========
Available for future grant                        0                     590,733                     182,750
                                         ==========                  ==========                  ==========
Average remaining term                      8.9 yrs                     5.6 yrs                         7.1
Exercisable at December 31, 2006            225,832    $     2.63       640,132    $     4.03       147,750    $     2.94
                                         ==========                  ==========                  ==========
Intrinsic Value:
      Outstanding                        $  288,000                  $  468,000                  $  103,000
                                         ==========                  ==========                  ==========
      Exercisable                        $   64,000                  $  385,000                  $   84,000
                                         ==========                  ==========                  ==========

The following table summarizes information relating to current outstanding and exercisable stock options as of December 31, 2006:

                                                         Options                     Options       Options
                                                       Outstanding                 Exercisable   Exercisable
                                         --------------------------------------    ----------    ----------
                                                        Weighted
                                                         Average
                                                        Remaining     Weighted                    Weighted
                                          Number of    Contractual     Average                     Average
                                           Shares         Life        Exercise      Number of     Exercise
Exercise Price                           Outstanding   (in years)       Price        Shares         Price
--------------                           ----------    ----------    ----------    ----------    ----------
Inducement Options:
                $2.55                       440,000        8.8       $     2.55       182,500    $     2.55
             2.59 - 3.25                    126,666        9.3             2.86        43,332          2.95
                                         ----------                                ----------
                                            566,666        8.9             2.62       225,832          2.63
                                         ==========                                ==========
1990 Option Plan:
                 1.55                       145,667        5.8             1.55       145,667          1.55
                 2.20                       140,333        6.8             2.20       140,333          2.20
                 2.70                       110,333        8.8             2.70        92,332          2.70
                 2.85                       315,000        10.0            2.85            --            --
                 5.00                       142,000        4.5             5.00       142,000          5.00
             9.06 - 9.70                    119,800        3.4             9.07       119,800          9.07
                                         ----------                                ----------
                                            973,133        5.6             3.62       640,132          4.03
                                         ==========                                ==========
Directors Option Plan:
                 1.45                        15,000        5.6             1.45        15,000          1.45
             2.00 - 2.11                     75,500        7.0             2.06        57,500          2.06
             2.81 - 3.25                     61,000        8.1             3.35        60,000          3.36
             5.35 - 6.10                     15,250        4.6             6.09        15,250          6.09
                                         ----------                                ----------
                                            166,750        7.1             2.84       147,750          2.94
                                         ==========                                ==========

The following table summarizes the status of the Company's non-vested stock options for 2006:
                                                     Non-Vested Options
                                                 ---------------------------
                                                                   Weighted
                                                   Number          Average
                                                  of Shares       Fair Value
                                                 ----------       ----------
Non-vested at December 31, 2005                     905,158       $     2.57
    Granted                                         486,000       $     2.81
    Vested                                         (386,823)      $     2.53
    Forfeited                                      (311,500)      $     2.57
                                                 ----------
Non-vested at December 31, 2006                     692,835       $     2.69
                                                 ==========

The Company also has a restricted stock plan ("Restricted Stock Plan") which provides for the award of shares to key employees; generally, the awards vest in five equal annual installments commencing two years after the date of the award.

In 2006, as an inducement to enter into employment with the Company, a total of 275,000 restricted common shares were granted to two key executives which vest four years after the date of grant. Such rights are subject to immediate vesting in the event of change of control of the Company or involuntary termination of employment for reasons other than cause. The total value of the restricted common shares on the dates of grant was $564, and was based on the fair market value of $2.05 per share on the grant dates. Compensation expense recognized in 2006 was $43.

Information pertaining to restricted stock grants is as follows:

                                                  Restricted
                                                  Stock Plan       Inducement
                                                    Shares           Shares
                                                  ----------       ----------
Outstanding at December 31, 2003                     329,037               --
       Granted                                            --               --
       Cancelled or expired                               --               --
       Vested                                        (53,550)              --
                                                  ----------       ----------
Outstanding at December 31, 2004                     275,487               --
       Granted                                            --               --
       Cancelled or expired                          (23,300)              --
       Vested                                        (70,137)              --
                                                  ----------       ----------
Outstanding at December 31, 2005                     182,050               --
       Granted                                            --          275,000
       Cancelled or expired                          (71,900)              --
       Vested                                        (87,650)              --
                                                  ----------       ----------
Outstanding at December 31, 2006                      22,500          275,000
                                                  ==========       ==========
Available for future grant                           395,200                0
                                                  ==========       ==========
Average remaining term                             1.4 years        3.7 years

In 2002, the Company granted to key executives the right to receive 395,000 common shares which vested on January 2, 2006. The total value of the rights at the date of grant was $612 and was based on the market price of $1.55 per share. Compensation expense recognized was $0, $153, and $153 for the years ended December 31, 2006, 2005, and 2004, respectively. There were 60,000, and 395,000 shares outstanding at December 31, 2006 and 2005, respectively.

The following table summarizes the components and classification of stock-based compensation expense included in the statements of operations:

Year ended December 31,                     2006         2005         2004
                                         ----------   ----------   ----------
Stock options                            $      521   $       --   $       --
Stock options - severance                       132           --           --
Stock grants                                     46          306          357
Other                                            --           24           47
                                         ----------   ----------   ----------
  Total stock-based compensation         $      699   $      330   $      404
                                         ----------   ----------   ----------

Cost of revenues                         $       31   $       25   $       33
Selling, general and administrative             428          255          319
Research and development                        240           50           52
                                         ----------   ----------   ----------
Total stock-based compensation           $      699   $      330   $      404
                                         ==========   ==========   ==========

As of December 31, 2006, approximately $500 and $500 of unrecognized stock compensation (net of estimated forfeitures) related to unvested option awards and unvested stock grants, respectively, are expected to be recognized over weighted-average periods of 2.8 and 3.7 years, respectively.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the year ended December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants of $0.84 during the year ended December 31, 2006:

Dividend yield                                                    0.0%
Weighted  average volatility                                     51.4%
Risk free interest rate                                           4.8%
Expected holding period                                      2.5 years

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

NOTE O.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Cumulative other comprehensive loss consists of the following at December 31:

                                                     2006            2005
                                                   --------        --------
Minimum pension liability net of tax of $129       $   (529)       $   (580)

NOTE P.  RELATED PARTY TRANSACTIONS

Prior to August 2002, the Company had advanced amounts to officers primarily for personal income taxes related to various stock option grants. The amounts outstanding at December 31, 2006 and 2005 were $444 and $2,029, respectively, including interest accrued on the advances. This indebtedness bears interest at rates approximating market rates and is payable upon demand. During 2006, former officers of the Company repaid loans and accumulated interest, aggregating approximately $1,630. Repayment consisted of $124 and 597,144 shares of the Company's common stock, valued at the closing market price at the date of the repayment of the loans. In February 2007, a former officer repaid loans and accumulated interest of $431. Repayment consisted of 140,813 shares of the Company's common stock, valued at the closing market price at the date of the repayment of the loans.

In 2005, the Company sold its UK distributorship operations to a company owned by its former Vice President of European Operations. See Note L.

Mr. Robert Fleming, chairman of the Company's Board of Directors, is the designated representative on the Board of Prism Venture Partners ("Prism") which owns 1,149,705 shares of the Company's common stock. The contractual terms in connection with the acquisition of ThinkEngine Networks, Inc. in November 2005 provide that, so long as Prism or one of its affiliated funds holds 400,000 or more shares of the Company's common stock, the Company shall cause an individual designated by Prism and acceptable to the Company's Board to be elected a director.

NOTE Q.  SUBSEQUENT EVENTS

On January 16, 2007, the Company borrowed $1,500 under a term loan agreement. The loan bears interest at the rate of 13% per annum, matures on February 10, 2010, and requires an additional $150 payment to the lender on the maturity date. The loan is to be repaid in six interest-only monthly installments followed by thirty monthly installments of principal and interest. The Company pledged as collateral substantially all of its non-intellectual property business. In connection with the loan agreement, the Company issued a ten-year common stock warrant to the lender to purchase 35,000 shares of the Company's common stock at an exercise price of $3.47 which was the closing market price on January 16, 2007. The fair value of the warrants is estimated to be $49, based on the assumption that they will be exercised at the termination of the loan and thus have an estimated life of three years.

NOTE R.  QUARTERLY FINANCIAL DATA (UNAUDITED)

2006                                                           FIRST      SECOND       THIRD      FOURTH
----                                                         --------    --------    --------    --------
Revenues                                                     $  3,465    $  1,576    $  1,899    $  2,693
Gross profit                                                    2,069         195       1,033       1,444
Loss from continuing operations                                  (750)     (2,572)     (1,393)       (917)
Cumulative effect of change in accounting principle                36           0           0           0
Net loss                                                         (714)     (2,572)     (1,393)       (917)
Net loss per share:
       Continuing operations                                 $   (.11)   $   (.36)   $   (.20)   $   (.14)
       Cumulative effect of change in accounting principle        .01         .00         .00         .00
       Net loss                                                  (.10)       (.36)       (.20)       (.14)

2005                                                           FIRST      SECOND       THIRD      FOURTH
----                                                         --------    --------    --------    --------
Revenues                                                     $  1,721    $  1,054    $    986    $  3,989
Gross profit                                                    1,051         353         388       2,675
Income (loss) from continuing operations                         (498)     (1,241)     (1,065)        213
Loss from discontinued operations                                (257)       (454)       (585)       (259)
Net loss                                                         (755)     (1,695)     (1,650)        (46)
Net income (loss) per share:
       Continuing operations                                 $   (.09)   $   (.22)   $   (.19)   $    .03
       Discontinued operations                                   (.05)       (.08)       (.11)       (.04)
       Net loss                                                  (.13)       (.30)       (.29)       (.01)

The gross profit percentage for the fourth quarter of 2006 was 54% versus 48% for the first nine months of 2006 due to increased volume.

The Company expensed $678 of purchased in process research and development in connection with the acquisition of ThinkEngine Networks, Inc. in the fourth quarter of 2005. The gross profit percentage for the fourth quarter of 2005 was 67% versus 48% for the first nine months of 2005 due to increased volume.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.


Item 9A.  Controls and Procedures
---------------------------------

QUARTERLY EVALUATION. The Company's management carried out an evaluation as of December 31, 2006 of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which the Company refers to as the Company's disclosure controls. This evaluation was done under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require that the Company present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls as of the end of the period covered by this annual report.

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

Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management or the Company's Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the Company's financial statements.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. Management, including the Company's Chief Executive Officer and its Chief Financial Officer, do not expect that the Company's disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES. An evaluation of the Company's disclosure controls and procedures included a review of the Company's internal control procedures, as well as discussions with members of management and others in the Company, as appropriate. In the course of the evaluation, the Company sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements were being undertaken. The overall goals of these various evaluation activities are to monitor the Company's disclosure controls and procedures and to make modifications as necessary. The Company's intent in this regard is that the disclosure controls and procedures will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, the Company sought in this evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's internal control over financial reporting, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's internal control over financial reporting. The Company also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with the Company's on-going procedures.

PERIODIC EVALUATION AND CONCLUSION OF DISCLOSURE CONTROLS AND PROCEDURES. As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of December 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the three months ended December 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control for financial reporting.

Item 9B.  Other Information
---------------------------

Not applicable.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance
---------------------------------------------------------------

The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, contained in the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held on May 10, 2007 (the "Proxy Statement").

The information required by this Item with respect to the executive officers is contained in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

The information required by this Item with respect to the Company's audit committee members and audit committee financial experts is incorporated herein by reference from the information provided under the heading "The Audit Committee" of the Proxy Statement.

The information required by this Item with respect to the Company's code of business ethics is incorporated herein by reference from the information provided under the heading "Statement on Corporate Governance--Employee Matters" of the Proxy Statement.

The information required by this Item with respect to material changes to the procedures by which the Company's stockholders may recommend nominees to the Board of Directors is incorporated herein by reference from the information provided under the heading "The Nominating Committee" of the Proxy Statement.

Item 11. Executive Compensation
-------------------------------

The information in the Proxy Statement set forth under the captions "Information Regarding Executive Officer Compensation" and "Information about the Board and its Committees - Director Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Shareholder Matters
---------------------------

The information in the Proxy Statement set forth under the captions "Equity Compensation Plan Information" and "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director
---------------------------------------------------------------------
Independence
------------

The information set forth under the captions "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading "Fees Billed by Carlin, Charron & Rosen, LLP" and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

(a) (1) Financial Statements

The following financial statements of the Company are included in Item 8.

Financial Statements Covered by Reports of Independent Registered Public Accounting Firm:                            PAGE
-----------------------------------------------------------------------------------------                            ----
Report of Independent Registered Public Accounting Firm...............................................................20

Consolidated Balance Sheets, December 31, 2006 and 2005...............................................................21

Consolidated Statements of Operations and Comprehensive Loss
 for each of the three years in the period ended December 31, 2006....................................................22

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2006.....23

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006...............24

Notes to Consolidated Financial Statements............................................................................25

(a) (2) Financial Statement Schedule

The following financial statement schedule of the Company is required to be filed by Item 8 hereof and paragraph (c) below:

        Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
        Schedule II:  Valuation and qualifying accounts
        All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and have therefore been omitted.

(a) (3) (b) Exhibits

        See Exhibit Index included as the last part of this report on Form 10-K, which Index is incorporated herein by this reference.

(a) (3) (c)  Financial Statement Schedules

        Refer to Item 15 (a) above for listing of financial statement schedules.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2007.

                           THINKENGINE NETWORKS, INC.
                                   Registrant

BY /S/JOHN E. STEINKRAUSS
   -------------------
      JOHN E. STEINKRAUSS
      TREASURER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2007.

SIGNATURE                          TITLE

/S/ MICHAEL G. MITCHELL            PRESIDENT AND CHIEF
--------------------------         EXECUTIVE OFFICER AND A DIRECTOR
    MICHAEL G. MITCHELL

/S/ JOHN E. STEINKRAUSS            TREASURER
--------------------------         (PRINCIPAL FINANCIAL AND
    JOHN E. STEINKRAUSS            ACCOUNTING OFFICER)

/S/ ROBERT C. FLEMING              DIRECTOR
--------------------------
    ROBERT C. FLEMING

/S/ WILLIAM A. MERRITT             DIRECTOR
--------------------------
   WILLIAM A. MERRITT

/S/ ROBERT H. SCOTT                DIRECTOR
--------------------------
    ROBERT H. SCOTT

/S/ WILLIAM J. STUART              DIRECTOR
--------------------------
    WILLIAM J. STUART

/S/ JOHN E. SWEENEY                DIRECTOR
--------------------------
    JOHN E. SWEENEY

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
                          FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of ThinkEngine Networks, Inc.


We have audited the consolidated financial statements of ThinkEngine Networks, Inc. and subsidiaries as of December 31, 2006 and December 31, 2005, and for each of the years in the three-year period ended December 31, 2006, and have issued our report thereon dated March 15, 2007. Such consolidated financial statements and report are included in the Company's annual report to shareholders for the fiscal year ended December 31, 2006 and are incorporated herein by reference. Our audit also included the financial statement schedule of the Company, listed in item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements as of December 31, 2006 and December 31, 2005, and for each of the years in the three-year period ended December 31, 2006, taken as a whole, presents fairly, in all material respects, the information set forth therein.




/S/CARLIN, CHARRON & ROSEN, LLP

GLASTONBURY, CONNECTICUT
MARCH 15, 2007

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   ThinkEngine Networks, Inc. and Subsidiaries

                           COL. A                                COL. B          COL. C        COL. C        COL. D       COL. E
                                                                               Additions      Additions

                                                               Balance at      Charged to     Charged to                 Balance at
                                                                Beginning      Costs and        Other                      End of
                Description                                      of Year        Expenses       Accounts     Deductions      Year
Year ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
   Allowance for doubtful accounts receivable                  $   73,000      $        0        $0(1)       $ 53,000    $   20,000
   Allowance for excess and obsolete inventories                3,054,000         640,000         0(2)        357,000     3,337,000
   Allowance for deferred tax assets                            5,077,000(4)    1,214,000         0                 0     6,291,000

Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
   Allowances for doubtful accounts receivable                     46,000          65,000         0(1)         38,000        73,000
   Allowance for excess and obsolete inventories                3,163,000               0         0(3)        109,000     3,054,000
   Allowance for deferred tax assets                            4,248,000(4)      829,000         0                 0     5,077,000

Year ended December 31, 2004:
Reserves and allowances deducted from asset accounts:
   Allowances for doubtful accounts receivable                     35,000          34,000         0(1)         23,000        46,000
   Allowance for excess and obsolete inventories                2,765,000         666,000         0(2)        268,000     3,163,000
   Allowance for deferred tax assets                            4,067,000(4)      181,000         0                 0     4,248,000

(1) Write-off of specific accounts receivable, and $14,000 recovery of bad debts in 2006 only.
(2) Disposition of inventory reserved against.
(3) Sale of reserved inventory items.
(4) Increases charged to income tax expense.

                                INDEX TO EXHIBITS

Exhibit
-------

2.1 Agreement and Plan of Merger, dated as of October 28, 2005, among Cognitronics Corporation, TN Acquisition Corporation, ThinkEngine Networks, Inc. and its Principal Security holders (Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on November 1, 2005 and incorporated herein by reference). Exhibits and schedules to the Agreement and Plan of Merger (Form of Note, Form of Escrow Agreement, Form of Registration Rights Agreement, Form of Employment Agreement, Schedule 1.2(b) Allocation of Merger Consideration and
         Schedule 4.1 Available Employees) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted exhibit, schedule or similar attachment to the Commission upon request.

2.2 Share Sale Agreement, dated as of December 22, 2005, among Cognitronics Corporation, Garrett Sullivan and Silbury 307 Limited (Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on December 27, 2005 and incorporated herein by reference).

2.3 Agreement and Plan of Merger, dated as of December 18, 2006, between the Company and Cognitronics Corporation, a New York corporation (Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007 and incorporated herein by reference).

3.1 Certificate of Incorporation as filed on December 15, 2006 (Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007 and incorporated herein by reference).

3.2 Bylaws of the Company (Exhibit 3.2 to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007 and incorporated herein by reference).

4. Specimen Certificate for Common Stock (Exhibit 1 to Form 8-A filed by the Company with the Securities and Exchange Commission on January 8, 2007 and incorporated herein by reference).

10.1 1990 Stock Option Plan, as amended (Exhibit D to Proxy Statement filed by the Company with the Securities and Exchange Commission on November 13, 2006 and incorporated herein by reference).

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

10.6 Restricted Stock Plan, as amended (Exhibit E to Proxy Statement filed by the Company with the Securities and Exchange Commission on November 13, 2006 and incorporated herein by reference).

10.7.1 Form of Executive Severance Agreement between certain officers and Cognitronics Corporation (Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

Exhibit
-------

10.8 Addendum to Executive Severance Agreement between certain officers and Cognitronics Corporation (Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.9 Directors' Stock Option Plan, as amended (Exhibit F to the Proxy Statement filed by the Company with the Securities and Exchange Commission on November 13, 2006 and incorporated herein by reference).

10.10 Employment Agreement, dated August 16, 2006, between the Company and Michael Mitchell (Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference).

10.11 Restricted Stock Agreement, dated August 16, 2006, between the Company and Michael Mitchell (Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference).

10.12 Separation and Release Agreement, dated August 16, 2006, between the Company and Brian J. Kelley (Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference).

10.13 Employment Agreement, dated November 21, 2006, between the Company and John Steinkrauss (Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on November 27, 2006 and incorporated herein by reference).

10.14 Restricted Stock Agreement, dated November 21, 2006, between the Company and John Steinkrauss (Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on November 27, 2006 and incorporated herein by reference).

10.15 Loan and Security Agreement, dated as of January 16, 2007, between the Company and VenCore Solutions LLC (Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 22, 2007 and incorporated herein by reference).

10.16 Negative Pledge Agreement, dated January 16, 2007, by the Company (Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on January 22, 2007 and incorporated herein by reference).

10.17 Common Stock Purchase Warrant, dated January 16, 2007 issued to VenCore Solutions LLC (Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on January 22, 2007 and incorporated herein by reference).

10.18 Form of Director and Officer Indemnification Agreement, dated February 15, 2007, between each Director (with equivalent form for each Officer) and the Company (Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 16, 2007 and incorporated herein by reference).

21.      List of subsidiaries of the Company.

23.      Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
-------

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.1 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.