Form 10-Q
period 2007-03-31
THINKENGINE NETWORKS, INC.
filed 2007-05-01
CIK 21438

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

                                       or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______


                          Commission file number 1-8496

                           THINKENGINE NETWORKS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                             20-8058881
             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)             Identification No.)

           100 Nickerson Road, Marlborough, MA                 01752
        (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: 508-624-7600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

The Registrant has 6,677,403 shares of common stock outstanding at April 30,
2007.
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THINKENGINE NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
                                                                                   March 31,     December 31,
ASSETS                                                                               2007            2006
                                                                                  ----------      ----------
Current assets
       Cash and cash equivalents                                                  $    3,620      $    2,764
       Accounts receivable, net                                                        1,201           1,354
       Inventories, net                                                                1,218           1,439
       Other current assets                                                              238             270
                                                                                  ----------      ----------
         Total current assets                                                          6,277           5,827

Loans to officers                                                                         34             444
Property, plant and equipment, net                                                       901             970
Intangible assets, net                                                                 3,239           3,356
Other assets                                                                             162              49
                                                                                  ----------      ----------
          Total assets                                                            $   10,613      $   10,646
                                                                                  ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable                                                           $      382      $      114
       Notes payable - current portion                                                   291            --
       Accrued compensation and benefits                                                 982             932
       Deferred service revenues                                                         617             522
       Other accrued expenses                                                            869             966
                                                                                  ----------      ----------
         Total current liabilities                                                     3,141           2,534

Long-term debt                                                                         1,463             300
Other liabilities                                                                        741             664

Commitments and contingencies                                                           --              --

Stockholders' equity
       Common stock, par value $.001 per share;
          authorized 20,000,000 shares, issued 6,957,183                                   7               7
       Additional paid-in capital                                                     14,949          14,938
       Accumulated deficit                                                            (8,371)         (6,876)
       Accumulated other comprehensive loss                                             (529)           (529)
                                                                                  ----------      ----------
                                                                                       6,056           7,540
       Less cost of 279,780 and 179,356 common shares in treasury                       (788)           (392)
                                                                                  ----------      ----------

         Total stockholders' equity                                                    5,268           7,148
                                                                                  ----------      ----------
          Total liabilities and stockholders' equity                              $   10,613      $   10,646
                                                                                  ==========      ==========

See Notes to Consolidated Interim Financial Statements.

THINKENGINE NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands except per share data)
                                                                                  Three Months Ended March 31,
                                                                                      2007             2006
                                                                                  -----------      -----------
Revenues:
       Product                                                                    $       932      $     3,062
       Service                                                                          1,121              403
                                                                                  -----------      -----------
                                                                                        2,053            3,465
Cost of revenues                                                                          683            1,396
                                                                                  -----------      -----------
Gross margin                                                                            1,370            2,069
Other costs and expenses
       Research and development                                                         1,381            1,513
       Selling, general and administrative                                              1,490            1,397
          Interest expense                                                                 59             --
       Other (income) expense, net                                                        (65)            (106)
                                                                                  -----------      -----------
                                                                                        2,865            2,804
Pretax loss                                                                            (1,495)            (735)
Provision for income taxes                                                               --                 15
                                                                                  -----------      -----------
Net loss before cumulative effect of change in accounting principle                    (1,495)            (750)
Cumulative effect of change in accounting principle, net of tax                          --                 36
                                                                                  -----------      -----------

Net loss and comprehensive loss                                                   $    (1,495)     $      (714)
                                                                                  ===========      ===========

Loss per share - basic and diluted:
         Net loss before cumulative effect of change
           in accounting principle                                                $     (0.23)     $     (0.11)
         Cumulative effect of change in accounting principle, net of tax                 --               0.01

         Net loss                                                                 $     (0.23)     $     (0.10)

Weighted average number of basic and diluted shares outstanding                     6,513,794        7,145,218

See Notes to Consolidated Interim Financial Statements.

THINKENGINE NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)                                                            Three Months Ended March 31,
                                                                                      2007            2006
                                                                                   ----------      ----------
Operating Activities
       Net loss before cumulative effect of change in accounting principle         $   (1,495)     $     (750)
       Adjustments to reconcile loss from operations to net
           cash used by operating activities:
           Deferred income taxes                                                         --                15
           Depreciation and amortization                                                  210             292
           Amortization of deferred financing costs                                         9            --
           Amortization of debt discount                                                    3            --
           Cumulative effect of change in accounting principle                           --               (36)
           Stock-based compensation                                                       104             261
           Net (increase) decrease in:
               Accounts receivable                                                        153           2,165
               Inventories                                                                221             253
               Other assets                                                                48            (156)
           Net increase (decrease) in:
               Accounts payable                                                           268            (299)
               Accrued compensation and benefits                                          (23)             40
                        Deferred services revenue                                          95          (1,873)
               Other accrued liabilities                                                  (97)           --
                                                                                   ----------      ----------
           Net cash used by operating activities                                         (504)            (88)
                                                                                   ----------      ----------

Investing Activities
       Purchases of marketable securities                                                --            (2,800)

       Sale of marketable securities                                                     --             2,813

       Additions to property, plant and equipment                                         (21)           (208)
                                                                                   ----------      ----------
          Net cash used by investing activities                                           (21)           (195)
                                                                                   ----------      ----------

Financing Activities
          Shares purchased for treasury                                                  (150)           --
       Shares issued pursuant to stock plans                                               31            --
          Proceeds from term loan                                                       1,500            --
                                                                                   ----------      ----------
          Net cash provided by financing activities                                     1,381            --
                                                                                   ----------      ----------


Increase (decrease) in cash and cash equivalents                                          856            (283)
Cash and cash equivalents - beginning of period                                         2,764           1,750
                                                                                   ----------      ----------
Cash and cash equivalents - end of period                                          $    3,620      $    1,467
                                                                                   ==========      ==========

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
       Interest                                                                    $       29            --
       Income taxes, net                                                                 --        $        2
   Non-cash activity:
     Repayment of loans to officers and accumulated interest with common stock     $      431      $      674
     Cashless exercise of stock options in satisfaction
        of loan due from employee                                                  $       42      $       38
     Increase in deferred financing fees and other non-current liabilities in
       connection with term loan financing fee                                     $      150            --
     Debt discount - stock warrants issued in connection with term loan            $       49            --
     See Notes to Consolidated Interim Financial Statements

                           THINKENGINE NETWORKS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2007

                  (dollars in thousands except per share data)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current year presentation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

INVENTORIES
                                                     March 31,      December 31,
                                                       2007            2006
                                                      ------          ------

Finished and in process                               $  685          $  885
Materials and purchased parts                            533             554
                                                      ------          ------
                                                      $1,218          $1,439
                                                      ======          ======

Netted in the above amounts is the Company's reserve for slow moving and obsolete inventories totaling $3,367 and $3,337 at March 31, 2007 and December 31, 2006, respectively.

NON-CURRENT LIABILITIES
                                                     March 31,      December 31,
                                                       2007            2006
                                                      ------          ------

Accrued supplemental pension plan                     $  238          $  254
Accrued deferred compensation                            128             139
Accrued pension expense                                  561             634
Financing fee payable                                    150             --
                                                      ------          ------
                                                       1,077           1,027
         Less current portion                            336             363
                                                      ------          ------
                                                      $  741          $  664
                                                      ======          ======

BORROWINGS

On January 16, 2007, the Company borrowed $1,500 under a term loan agreement. The loan bears interest at the rate of 13% per annum, matures on February 10, 2010 and requires an additional $150 financing fee (included in other liabilities) payable to the lender on the maturity date. The loan is to be repaid in six interest-only monthly installments followed by thirty monthly installments of principal and interest. The Company pledged as collateral substantially all of its non-intellectual property assets. In connection with the loan agreement, the Company issued a ten-year common stock warrant to the lender to purchase 35,000 shares of the Company's common stock at an exercise price of $3.47 which was the closing market price on January 16, 2007. The fair value of the warrants is estimated to be $49, based on the assumptions that they will be exercised at the termination of the loan and thus have an estimated life of three years, dividend yield of 0.0%, weighted average volatility of 53.4%, and a risk-free interest rate of 4.79%.

INCOME PER SHARE

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. For all periods presented, options and warrants were anti-dilutive and therefore were not included in the determination of net loss per share.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options and other equity-based awards. The plans provide for the grant of stock options and restricted stock awards.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants generally expire in 10 years. Restricted stock awards generally vest over four to six years.

The following table summarizes stock option activity:

                                                 Inducement              1990 Stock                Directors'
                                                  Options                Option Plan              Option Plan
                                                  -------                -----------              -----------

                                                       Weighted                 Weighted                  Weighted
                                                       Average                  Average                   Average
                                                       Exercise                 Exercise                  Exercise
                                           Shares       Price       Shares       Price        Shares       Price
                                           ------       -----       ------       -----        ------       -----
Outstanding at December 31, 2006          566,666       $2.62      973,133       $3.62       166,750       $2.84

Granted                                       --          --       305,000       $2.85         2,500       $3.00

Exercised                                     --          --       (58,166)      $1.97       (14,500)      $1.93

Forfeited/expired                          (6,666)      $3.25      (95,717)      $4.58           --
                                                                   --------                  --------

Outstanding at March 31, 2007              560,000      $2.61     1,124,250      $3.42        154,750      $2.93
                                           =======                =========                  ========

Shares available for future grant                0                  381,450                   168,250
                                           =======                =========                  ========


Weighted average remaining term          8.9 years                6.8 years                 7.0 years

Intrinsic value:
      Outstanding                           $34                      $161                      $50

      Exercisable                           $14                      $161                      $40

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

The following table summarizes non-vested restricted stock activity:

                                             Restricted
                                             Stock Plan        Inducement
                                               Shares            Shares
                                              --------          --------
     Unvested as of December 31, 2006           22,500           275,000
     Granted                                      --                 --
     Vested                                       --                 --
     Forfeited                                 (17,200)              --
                                              --------          --------
     Unvested as of March 31, 2007               5,300           275,000
                                              ========          ========

     Shares available for future grant         412,400                 0
                                              ========          ========

The following table summarizes the components and classification of stock-based compensation expense included in the Statement of Operations:

                                                  Three Months Ended
                                                       March 31,
                                                2007              2006
                                              --------          --------
     Stock options                            $     96          $    244
     Restricted stock                                8                29
     Other                                         --                  9
                                              --------          --------
     Total stock-based compensation expense   $    104          $    282
                                              ========          ========

     Cost of revenues                         $      6          $     12
     Selling, general and administrative            57               156
     Research and development                       41               114
                                              --------          --------
     Total stock-based compensation expense   $    104          $    282
                                              ========          ========


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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted in the three months ended March 31, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants of $1.15 for the three months ended March 31, 2007.

     Dividend yield                                0.0%
     Weighted average volatility                  51.4%
     Risk-free interest rate                       4.8%
     Expected holding period (in years)            2.5

No dividend yield was assumed because the Company has never paid a cash dividend.

The weighted average volatility assumption for the current period was developed using historical volatility.

The risk-free interest rate assumption was developed using the U.S. Treasury yield for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

The expected holding period assumption was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns. An increase in the expected holding period will increase stock compensation expense.

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

As of March 31, 2007, approximately $1.2 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 3.1 years.

PENSION PLAN

The Company's defined benefit pension plan is reported in accordance with Statement of Financial Accounting Standards ("SFAS") No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of SFAS No.'s 87, 88, 106 and 132(R)", issued in September 2006. This statement requires balance sheet recognition of the over-funded or under-funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company's fiscal year end. The Company adopted the recognition and measurement provisions of SFAS 158 effective December 31, 2006. The adoption of SFAS 158 did not have a material effect on the consolidated financial statements since all future benefit accruals under the Company's defined benefit plan were curtailed as of 1994.

In 2006 the Company applied to the Pension Benefit Guaranty Corporation and the Internal Revenue Service for permission to terminate the Company's defined benefit plan. While approval was received, the Company decided not to proceed with the termination of the plan in 2006. The Company may reapply for permission in 2007; reflecting this, the Company adjusted the discount rate used to calculate plan liabilities to 4.7% for year ended December 31, 2006.

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

The components of net periodic benefit cost of the plan for the three months ended March 31 are as follows:

                                                      2007         2006
                                                     ------       ------
Interest cost on projected benefit obligation        $   22       $   23

Expected return on plan assets                          (19)         (15)

Amortization of net loss                                 12            7
                                                     ------       ------

         Net periodic pension cost                   $   15       $   15
                                                     ======       ======



The Company expects funding requirements of $245 in 2007 of which $88 was funded during the quarter ended March 31, 2007.

RELATED PARTY TRANSACTION

In February 2007, a former officer repaid loans and accumulated interest of $431. Repayment consisted of 140,813 shares of the Company's common stock, valued at the closing market price at the date of the repayment of the loans.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (SFAS No. 109). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of fiscal 2007. The adoption of this statement by the Company did not have any material impact on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS No. 159), "The Fair Value Option for financial assets and financial liabilities - including an amendment of FASB statement No. 115" which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. The Company is currently evaluating the potential impact of this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results
--------------------------------------

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's expectations for future operations, financial position and operating results, as well as statements regarding the strategy, plans and objectives of the Company. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include limited customers and products; developments with our primary customers' business, networks and multi-vendor relationships; development of our direct sales capabilities and channel relationships; restructuring effects; risks associated with competition and competitive pricing pressures; our ability to stabilize revenues and manage costs; our ability to obtain component parts; our reliance on contract manufacturers and our ability to forecast manufacturing requirements; customer purchasing patterns and commitments; potential liability for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; our ability to identify, analyze and consummate strategic alternatives; the sufficiency of our intellectual property rights; our ability to obtain additional financing; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications industry specifically. For a more detailed description of the risk factors associated with the Company, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 27, 2007.

Results of Operations
---------------------

Total revenue decreased $1.4 million in the first quarter of 2007 versus 2006. Product revenue decreased $2.1 million primarily due to the fact that the first quarter of 2006 included $1.9 million related to shipments made to one customer in August 2005 that were not recognized as revenue until the first quarter of 2006. Service revenue increased $0.7 million primarily due to increased sales of spare parts and an increase in the deferred maintenance revenue recognized during the first quarter of 2007.

Gross margin was 67% in 2007, and 60% in 2006. The 2007 increase was due to lower personnel costs than in the first quarter of 2006.

Research and development expense decreased $0.1 million (9%) in the first quarter of 2007 versus 2006, due to lower personnel costs.

Selling, general and administrative expense increased $0.1 million (7%) in 2007 versus 2006, primarily due to increased personnel costs.

Other income decreased due to lower interest income due to lower balances available for investment in 2007 versus 2006. Interest expense increased from $0 to $59 due to loan interest in the first quarter of 2007 related to the Company's term loan which commenced in January 2007.

No tax benefit was provided for the losses incurred in 2007 or 2006 since the Company cannot determine that the realization of the net deferred tax asset is more likely than not.

Liquidity and Sources of Capital
--------------------------------

Net cash used by operations for the three months ended March 31, 2007 was $0.5 million versus $0.1 million in the comparable period of 2006; this increase from the prior year is primarily attributable to the increase in loss from operations. Cash used by investing activities reflects a lower level of capital expenditures in 2007. Cash provided by financing activities of $1.4 million in 2007 is due to the Company borrowing $1.5 million under a term loan agreement.

Working capital and the ratio of current assets to current liabilities was $3.1 million and 2.0:1 at March 31, 2007 compared to $3.3 million and 2.3:1 at December 31, 2006. The decrease in working capital is primarily due to the net losses incurred.

During the remainder of 2007, the Company anticipates making capital expenditures of approximately $0.2 million, and increasing the current level of expenditures for sales and marketing. To ensure that the Company will have sufficient working capital to execute its operating plan, the Company borrowed $1.5 million in January 2007 under a three-year term loan agreement. Management believes that with the funds provided by this loan the Company will have sufficient funds to meet the Company's cash requirements for 2007.

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


Contractual Obligations
-----------------------

At March 31, 2007, the Company's contractual obligations were as follows:

                                    PAYMENTS DUE BY PERIOD
                         ------------------------------------------
                         LESS THAN 1 YEAR    1-3 YEARS    3-5 YEARS
                         ----------------    ---------    ---------
Operating Leases               $ 384           $ 745        $ --
Purchase Commitments           $ 845           $ 116        $  49

Payments made under operating leases are treated as rent expense. Purchase commitments are in relation to purchasing inventory from an outsource manufacturer and assembler of certain of our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivatives and has no financial instruments subject to market rates.

ITEM 4 T. CONTROLS AND PROCEDURES

ThinkEngine Networks' management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be disclosed in this quarterly report and all information required to be disclosed by the Company under the Securities Exchange Act of 1934 has been made known to them in a timely fashion.

During the quarterly period covered by this Form 10-Q, the Company made changes to its internal controls, designed to centralize its financial reporting in light of recent changes made to the organizational structure of the Company as reported in Form 10-K for the year-ended December 31, 2006. There were no other changes in the Company's internal control over financial reporting that have materially affected, or reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 16, 2007, the Company accepted 140,813 shares of its common stock (valued at $3.06 a share) in repayment of loans to a former officer of $431,000.

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


                                        ThinkEngine Networks, Inc.
                                             (Registrant)



Date: May 1, 2007                       By /s/ John E. Steinkrauss
                                           -----------------------------
                                           John E. Steinkrauss
                                           Vice President, Treasurer
                                           and Chief Financial Officer