Form 10-Q
period 2007-06-30
THINKENGINE NETWORKS, INC.
filed 2007-08-09
CIK 21438

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


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

The Registrant has 6,707,367 shares of common stock outstanding at August 8,
2007.
================================================================================

TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item                                                                       Page
----                                                                       ----

 1.    Financial Statements.............................................     3
 2.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations..............................    10
 3.    Quantitative and Qualitative Disclosures About Market Risk.......    12
 4T.   Controls and Procedures..........................................    12


                                     PART II
                                OTHER INFORMATION

 1A.   Risk Factors.....................................................    13
 2.    Unregistered Sales of Equity Securities and Use of Proceeds......    13
 4.    Submission of Matters to a Vote of Security Holders..............    13
 6.    Exhibits.........................................................    15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THINKENGINE NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                          June 30,  December 31,
ASSETS                                                      2007        2006
                                                          --------    --------
Current assets
       Cash and cash equivalents                          $  2,909    $  2,764
       Accounts receivable, net                                562       1,354
       Inventories, net                                        818       1,439
       Other current assets                                    156         270
                                                          --------    --------
         Total current assets                                4,445       5,827

Loans to officers                                             --           444
Property, plant and equipment, net                             872         970
Intangible assets, net                                       3,121       3,356
Other assets, net                                              148          49
                                                          --------    --------
          Total assets                                    $  8,586    $ 10,646
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable                                   $    263    $    114
       Notes payable - current portion                         731        --
       Accrued compensation and benefits                       833         932
       Deferred service revenues                               401         522
       Other accrued expenses                                  853         966
                                                          --------    --------
         Total current liabilities                           3,081       2,534

Long-term debt, less current portion                         1,028         300
Other liabilities                                              679         664

Commitments and contingencies                                 --          --

Stockholders' equity
       Common stock, par value $.001 per share;
         authorized 20,000,000 shares, issued 6,957,183          7           7
       Additional paid-in capital                           15,032      14,938
       Accumulated deficit                                 (10,027)     (6,876)
       Accumulated other comprehensive loss                   (529)       (529)
                                                          --------    --------
                                                             4,483       7,540
       Less cost of 249,816 and 179,356 common
         shares in treasury                                   (685)       (392)
                                                          --------    --------

       Total stockholders' equity                            3,798       7,148
                                                          --------    --------
       Total liabilities and stockholders' equity         $  8,586    $ 10,646
                                                          ========    ========

See Notes to the Consolidated Interim Financial Statements

THINKENGINE NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except per share data)

                                                                            Three Months                       Six Months
                                                                           Ended June 30,                    Ended June 30,
                                                                       2007             2006             2007             2006
                                                                   -----------      -----------      -----------      -----------
Revenues:
       Product                                                     $       542      $     1,159      $     1,474      $     4,221
       Service                                                           1,131              417            2,252              820
                                                                   -----------      -----------      -----------      -----------
                                                                         1,673            1,576            3,726            5,041
Cost of revenues                                                           745            1,381            1,428            2,777
                                                                   -----------      -----------      -----------      -----------
Gross margin                                                               928              195            2,298            2,264
Other costs and expenses:
       Research and development                                          1,247            1,535            2,629            3,048
       Selling, general and administrative                               1,282            1,291            2,771            2,688
       Interest expense                                                     94             --                158             --
       Other (income) expense, net                                         (39)             (74)            (109)            (180)
                                                                   -----------      -----------      -----------      -----------
                                                                         2,584            2,752            5,449            5,556
                                                                   -----------      -----------      -----------      -----------
Pretax loss                                                             (1,656)          (2,557)          (3,151)          (3,292)
Provision for income taxes                                                --                 15             --                 30
                                                                   -----------      -----------      -----------      -----------
Net loss before cumulative effect of change in
  accounting principle                                                  (1,656)          (2,572)          (3,151)          (3,322)

Cumulative effect of change in accounting principle,
  net of tax                                                              --               --               --                 36
                                                                   -----------      -----------      -----------      -----------
Net loss and comprehensive loss                                    $    (1,656)     $    (2,572)     $    (3,151)     $    (3,286)
                                                                   ===========      ===========      ===========      ===========

Loss per share - basic and diluted:
       Net loss before cumulative effect of change in
         accounting principle                                      $     (0.25)     $     (0.36)     $     (0.47)     $     (0.46)
       Cumulative effect of change in accounting principle,
         net of tax                                                       --               --               --               0.01
                                                                   -----------      -----------      -----------      -----------
       Net loss                                                    $     (0.25)     $     (0.36)     $     (0.47)     $     (0.45)
                                                                   ===========      ===========      ===========      ===========

Weighted average number of basic and diluted shares outstanding      6,714,980        7,231,053        6,758,837        7,290,265

See Notes to the Consolidated Interim Financial Statements.

THINKENGINE NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                                        Six Months Ended June 30,
                                                                                           2007          2006
                                                                                         --------      --------
Operating Activities
       Net loss                                                                          $ (3,151)     $ (3,286)
       Adjustments to reconcile loss from operations to net
          cash used by operating activities:
          Depreciation and amortization                                                       542           262
          Amortization of deferred financing costs                                             23          --
          Amortization of debt discount                                                         8          --
          Loss on disposition of assets                                                      --              56
          Cumulative effect of change in accounting principle                                --             (36)
          Stock-based compensation                                                            332           440
          Net (increase) decrease in:
              Accounts receivable                                                             792         2,002
              Inventories                                                                     621           278
              Other assets                                                                    134          (152)
          Net increase (decrease) in:
              Accounts payable                                                                149          (548)
              Accrued compensation and benefits and other liabilities                        (234)          (53)
              Deferred service revenues                                                      (121)       (2,005)
              Other accrued expenses                                                         (113)          353
                                                                                         --------      --------
          Net cash used by operating activities                                            (1,018)       (2,689)
                                                                                         --------      --------

Investing Activities
       Purchases of marketable securities                                                    --          (2,800)
       Sale of marketable securities                                                         --           5,599
          Repayment of officer's loans                                                       --             887
       Additions to property, plant and equipment
                                                                                                       --------
                                                                                             (211)         (234)
       Net cash provided (used) by investing activities                                      (211)        3,452
                                                                                         --------      --------

Financing Activities
          Payment for shares purchased for treasury                                          (157)         (788)
          Proceeds from shares issued pursuant to stock plans                                  31          --
       Proceeds from term loan                                                              1,500          --
                                                                                         --------      --------
       Net cash provided (used) by financing activities                                     1,374          (788)
                                                                                         --------      --------

Increase (decrease) in cash and cash equivalents                                              145           (25)
Cash and cash equivalents - beginning of year                                               2,764         1,750
                                                                                         --------      --------
Cash and cash equivalents - end of period                                                $  2,909      $  1,725
                                                                                         ========      ========

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
      Interest                                                                           $     77      $   --
                                                                                         ========      ========
      Income taxes, net                                                                  $     16      $      2
                                                                                         ========      ========
   Non-cash activity:
       Repayment of loans to officers and accumulated interest with common stock         $    465      $    788
                                                                                         ========      ========
       Cashless exercise of stock options in satisfaction of loans due from officers     $     46      $     38
                                                                                         ========      ========
       Increase in deferred financing fees and other liabilities
         in connection with term loan financing fee                                      $    150      $   --
                                                                                         ========      ========
       Debt discount - stock warrants issued in connection with term loan                $     49      $   --
                                                                                         ========      ========

See Notes to Consolidated Interim Financial Statements.

                           THINKENGINE NETWORKS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2007

                  (dollars in thousands except per share data)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make critical decisions regarding accounting policies and judgments regarding their application. Materially different amounts could be reported under different circumstances and conditions.

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

INVENTORIES
                                            June 30,      December 31,
                                              2007           2006
                                             ------         ------

Finished goods                               $  318         $  579
Raw materials                                   500            860
                                             ------         ------
                                             $  818         $1,439
                                             ======         ======

Netted in the above amounts is the Company's reserve for slow-moving and obsolete inventories totaling $3,419 and $3,337 at June 30, 2007 and December 31, 2006, respectively.

NON-CURRENT LIABILITIES
                                            June 30,      December 31,
                                              2007           2006
                                             ------         ------

Accrued supplemental pension plan            $  229         $  254
Accrued deferred compensation                   123            139
Accrued pension expense                         571            634
Financing fee payable                           150            --
                                             ------         ------
                                              1,073          1,027
         Less current portion                   394            363
                                             ------         ------
                                             $  679         $  664
                                             ======         ======

BORROWINGS

On January 16, 2007, the Company borrowed $1,500 under a term loan agreement. The loan bears interest at the rate of 13% per annum, matures on February 10, 2010 and requires an additional $150 payment to the lender on the maturity date. The loan is to be repaid in six interest-only monthly installments followed by thirty monthly installments of principal and interest. The Company pledged as collateral substantially all of its non-intellectual property assets. In connection with the loan agreement, the Company issued a ten-year common stock warrant to the lender to purchase 35,000 shares of the Company's common stock at an exercise price of $3.47 which was the closing market price on January 16, 2007. The fair value of the warrants is estimated to be $49, based on the assumption that they will be exercised at the termination of the loan and thus have an estimated life of three years.

INCOME PER SHARE

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. For all periods presented herein, options and warrants were anti-dilutive and therefore were not included in the determination of net loss per share.

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

The Company has recognized compensation expense for its restricted stock grants. In the first quarter of 2006, upon adoption of SFAS 123(R), using the modified prospective method, the Company recognized a benefit of $36 as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle.

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options and other equity-based awards. The plans provide for the grant of stock options and restricted stock awards.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants generally expire in 10 years. Restricted stock awards generally vest over four years.

The following table summarizes stock option activity:

                                               Inducement           1990 Stock           Directors'
                                                Options             Option Plan         Option Plan
                                                -------             -----------         -----------
                                                     Weighted             Weighted             Weighted
                                                     Average              Average              Average
                                                     Exercise             Exercise             Exercise
                                           Shares     Price     Shares     Price     Shares     Price
                                           ------     -----     ------     -----     ------     -----
Outstanding at December 31, 2006          566,666     $2.62     973,133    $3.62    166,750     $2.84

   Granted                                    --                349,000    $2.76      2,500     $3.00

   Exercised                                  --                (58,166)   $1.97    (35,000)    $1.95

   Forfeited/expired                      (90,000)    $2.55    (161,261)   $4.98        --
                                          -------              --------             -------

Outstanding at June 30, 2007              476,666     $2.62   1,102,706    $3.24    134,250     $3.08
                                          =======             =========             =======

Shares available for future grant               0               402,994             168,250
                                          =======             =========             =======


Weighted average remaining term          7.7 years            6.4 years            2.4 years

Intrinsic value:
      Outstanding                            $0                   $72                  $12

      Exercisable                            $0                   $71                  $11

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

The following table summarizes non-vested restricted stock activity:

                                              Stock Plan     Inducement
                                                Shares         Shares
                                                ------         ------
   Unvested as of December 31, 2006             22,500         275,000
   Granted                                         --              --
   Vested                                       (1,100)            --
   Forfeited                                   (17,200)            --
                                               -------         -------
   Unvested as of June 30, 2007                  4,200         275,000
                                               =======         =======
   Shares available for future grant           380,400               0
                                               =======         =======

The following table summarizes the components and classification of stock-based compensation expense included in the Statement of Operations:

                                           Three Months Ended   Six Months Ended
                                                 June 30,           June 30,
                                                 --------           --------
                                              2007     2006      2007     2006
                                             ------   ------    ------   ------
   Stock options                             $  191   $  146    $  265   $  390
   Restricted stock                              36       21        66       50
                                             ------   ------    ------   ------
   Total stock-based compensation expense    $  227   $  167    $  331   $  440
                                             ======   ======    ======   ======

   Cost of revenues                          $   12   $   14    $   24   $   26
   Research and development                     (23)      67        37      181
   Selling, general and administrative          238       86       270      233
                                             ------   ------    ------   ------
   Total stock-based compensation expense    $  227   $  167    $  331   $  440
                                             ======   ======    ======   ======

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the six months ended June 30, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants of $1.02 and $1.27, respectively, for the three-month and six-month periods ended June 30, 2007.

                                            Three Months        Six Months
                                            ------------        ----------
   Dividend yield                                0.0%               0.0%
   Weighted average volatility                  41.1%              40.3%
   Risk-free interest rate                       4.8%               4.8%
   Expected holding period (in years)            4.0                4.0

No dividend yield was assumed because the Company has never paid a cash dividend, and has no plans at this time to pay any dividends in the future.

The weighted average volatility for the current period was developed using historical volatility.

The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

This expected holding period was developed after considering vesting schedules, life of the options, historical experience and estimates of future exercise behavior patterns. An increase in the expected holding period will increase stock compensation expense.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting based on estimated annual forfeiture rates of approximately 15%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

As of June 30, 2007, approximately $1.1 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a period of 3.5 years.

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

The components of net periodic benefit cost of the plan for the three-month and six-month periods ended June 30 are as follows:

                                            Three Months Ended  Six Months Ended
                                                  June 30,          June 30,

                                               2007     2006     2007     2006
                                               ----     ----     ----     ----
   Interest cost on projected benefit
     obligation                                $ 22     $ 19     $ 44     $ 42
   Expected return on plan assets               (22)     (18)     (41)     (33)
   Amortization of net loss                      10       14       22       21
                                               ----     ----     ----     ----
             Net periodic pension cost         $ 10     $ 15     $ 25     $ 30
                                               ====     ====     ====     ====

The Company expects funding requirements of $229 in 2007 of which $47 was funded during the quarter ended June 30, 2007, and $135 during the six months ended June 30, 2007.

INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to U.S. federal tax examinations for years before 2005. State jurisdiction returns that remain subject to examination range from 2000 to 2004. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

RELATED PARTY TRANSACTIONS

In February 2007, a former officer repaid loans and accumulated interest of $431. Repayment consisted of 140,813 shares of the Company's common stock, valued at the closing market price at the date of the repayment of the loans. In May 2007, a former officer repaid loans and accumulated interest of $34. Repayment consisted of 15,159 shares of the Company's common stock, valued at the closing market price at the date of the repayment of the loans.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results
--------------------------------------
This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's expectations for future operations, financial position and operating results, as well as statements regarding the strategy, plans and objectives of the Company. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include limited customers and products; developments with our primary customers' business, networks and multi-vendor relationships; development of our direct sales capabilities and channel relationships; restructuring effects; risks associated with competition and competitive pricing pressures; our ability to stabilize revenues and manage costs; our ability to obtain component parts; our reliance on contract manufacturers and our ability to forecast manufacturing requirements; customer purchasing patterns and commitments; potential liability for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; our ability to identify, analyze and consummate strategic alternatives; the sufficiency of our intellectual property rights; our ability to obtain additional financing; inability to maintain the continued listing of our common stock on the American Stock Exchange; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications and cable broadband industries specifically. For a more detailed description of the risk factors associated with the Company, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 27, 2007.

Results of Operations
---------------------

Total revenue was $1.7 million in the second quarter of 2007 versus $1.6 million in the second quarter of 2006. Product revenue for the second quarter of 2007 decreased $0.6 million versus 2006 primarily due to lower shipments of the CX4000 product. Total revenue was $3.7 million in 2007 versus $5.0 million in 2006 for the six-month period ended June 30. Product revenue for the six months ended June 30, 2007 decreased $2.7 million primarily due to the fact that 2006 included $1.9 million related to shipments made to one customer in August 2005 that were not recognized as revenue until the first quarter of 2006, and also due to lower shipments of the CX4000 product.

Service revenue increased $0.7 million and $1.4 million, for the three and six months ended June 30, 2007, due to increased sales of spare parts, an increase in maintenance related revenues, and the recognition in the second quarter of 2007 of $0.2 million for a custom development project.

Gross margin was 55% in the quarter ended June 30, 2007 versus 12% in second quarter of the prior year, and was 62% for the six-month period ended June 30, 2007 versus 45% for the corresponding six-month period in 2006. The 2007 increase was primarily due to lower personnel costs in 2007 than in 2006, and the incurrence of $0.4 million of contract cancellation fees in the second quarter of 2006.

Research and development expense decreased $0.3 million (19%) and $0.4 million (14%) for the three and six month periods ended June 30, 2007 versus the corresponding periods in 2006, primarily due to severance costs of $0.2 million included in the three and six-month periods ended June 30, 2006, and also due to lower personnel costs.

Selling, general and administrative expenses decreased slightly for the three-month period ended June 30, 2007 compared to 2006, and increased by $0.1 million (3%) for the six-month period ended June 30, 2007 versus the corresponding period in 2006.

Interest expense reflects interest incurred on the term loan which the Company borrowed in January 2007. Other income decreased due to lower interest income earned as a result of lower balances available for investment in 2007 versus 2006.

No tax benefits were provided for losses incurred in 2007 or 2006 since the Company cannot determine that the realization of the net deferred tax asset is more likely than not.

Liquidity and Sources of Capital
--------------------------------

Net cash used by operations for the six months ended June 30, 2007 was $1.1 million versus $2.7 million used in the comparable period of 2006. Cash used by investing activities in 2007 versus 2006 reflects the absence of any net proceeds from the sale of marketable securities. The decrease in cash and investments from the prior year is primarily attributable to the Company's continued losses. Cash provided by financing activities of $1.5 million in 2007 is due to the Company borrowing $1.5 million under a term loan agreement.

Working capital and the ratio of current assets to current liabilities were $1.4 million and 1.4:1 at June 30, 2007 compared to $3.3 million and 2.3:1 at December 31, 2006. The decrease in working capital is primarily due to the net losses incurred over the last six months, partially offset by the proceeds from the $1.5 million term loan which the Company borrowed in January 2007.

During the remainder of 2007, the Company anticipates making capital expenditures of less than $0.1 million. The Company borrowed $1.5 million in January 2007 under a three-year term loan agreement. Management believes that with the funds provided by this loan the Company should have sufficient funds to meet the Company's cash requirements for the remainder of 2007. We have not been able to obtain operating profitability during the past five years from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including the cost reductions and securing additional debt financing in 2007 have been designed to improve operating results and liquidity and better position ThinkEngine Networks to compete under current market conditions. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations. We may be required to further reduce operating costs in order to meet our obligations. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our long term ability to fund future operations. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available. The Company cannot provide assurances that these additional sources of funds will be available or, if available, what the terms would be.

Contractual Obligations
-----------------------
At June 30, 2007, the Company's contractual obligations were as follows:

                                               PAYMENTS DUE BY PERIOD
                                               ----------------------
                                    LESS THAN 1 YEAR    1-3 YEARS    4-5 YEARS
                                    ----------------    ---------    ---------
Operating Leases                         $  307          $  291        $   0
Purchase Commitments                     $  673          $  108        $  97

Payments made under operating leases are treated as rent expense. Purchase commitments are primarily in relation to purchasing inventory from an outsource manufacturer of certain of the Company's products, or purchases from components vendors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivatives and has no financial instruments subject to fluctuations in market rates.

ITEM 4T. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007.

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

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a detailed description of the risk factors associated with the Company, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 27, 2007.

THE COMPANY'S COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE.

On May 22, 2007 the Company received notice from the American Stock Exchange ("AMEX" or "Exchange") indicating that the Company is below certain of the Exchange's continued listing standards, as set forth in Section 1003 (a) (iii) of the AMEX Company Guide, in that the Company, as of March 31, 2007, had Stockholders' Equity of less than $6,000,000 and also had sustained losses from continuing operations and/or net losses in its five most recent fiscal years.

In accordance with AMEX rules, the Company submitted for review by the Exchange a plan to demonstrate the Company's ability to regain compliance by November 21, 2008. The plan is presently being reviewed by the Exchange, and the Company's listing has been continued during the review period. If the plan is not accepted or the Company is unable to meet the objectives of the plan, then the Company will be subject to immediate delisting procedures as set forth in the AMEX Company Guide.

If ThinkEngine's common stock were to be de-listed by the American Stock Exchange, we might be unable to list our common stock with another stock exchange. In that event, trading of our common stock might be limited to the OTC Bulletin Board or similar quotation system. Inclusion of our common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity and price of our common stock and make it more difficult for ThinkEngine Networks to raise additional capital on favorable terms, if at all. In addition, de-listing by the American Stock Exchange might negatively impact ThinkEngine's reputation and, as a consequence, its business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 24, 2007, the Company accepted 15,159 shares of its common stock (valued at $2.24 a share) in repayment of loans to a former officer of $34,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2007 annual meeting of stockholders of the Company, held on May 10, 2007, two proposals were voted upon and approved by the Company's stockholders. A brief discussion of each proposal voted upon at the annual meeting, and the number of votes cast for or against is set forth below. There were no broker non-votes with respect to these proposals.

1) A vote was taken for the election of five directors of the Company to hold office until their respective successors shall have been duly elected. The aggregate numbers of shares of common stock voted in person or by proxy were as follows:

         Nominee                       For        Withheld      Abstain
         -------                       ---        --------      -------
         Robert C. Fleming          6,070,389      126,857      365,927
         Michael G. Mitchell        6,070,389      126,857      365,927
         Robert H. Scott            6,084,889      112,357      365,927
         William J. Stuart          6,070,389      126,857      365,927
         John E. Sweeney            6,084,834      112,412      365,927

2) A vote was taken to ratify the selection of Carlin, Charron & Rosen, LLP, an independent registered public accounting firm, as independent auditors for the Company for the year ending December 31, 2007. The aggregate numbers of shares of Common Stock voted in person or by proxy were as follows:

            For            Against         Abstain
            ---            -------         -------
         6,150,233          39,010         373,930

The foregoing proposals are described more fully in the Company's proxy statement filed with the Securities and Exchange Commission on April 5, 2007 pursuant to Section 14 (a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6. EXHIBITS

   Index to Exhibits

    Exhibit
    -------

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


                                            ThinkEngine Networks, Inc.
                                                  (Registrant)


Date: August 9, 2007                        By /s/ John E. Steinkrauss
                                               ---------------------------
                                               John E. Steinkrauss
                                               Vice President, Treasurer
                                               and Chief Financial Officer