Form 10-Q
period 2007-09-30
THINKENGINE NETWORKS, INC.
filed 2007-11-13
CIK 21438

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission file number: 1-8496

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

The Registrant had 6,705,236 shares of common stock outstanding at November 6, 2007.
================================================================================

TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item                                                                       Page
----                                                                       ----

 1.    Financial Statements.............................................     3
 2.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................    12
 3.    Quantitative and Qualitative Disclosures about Market Risk.......    14
 4T.   Controls and Procedures..........................................    14


                                     PART II
                                OTHER INFORMATION

 1A.   Risk Factors.....................................................    15
 6.    Exhibits.........................................................    16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THINKENGINE NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS                                                                 Sept. 30,   December 31,
                                                                         2007          2006
                                                                       --------      --------
Current assets
       Cash and cash equivalents                                       $  1,618      $  2,764
       Accounts receivable, net                                             533         1,354
       Inventories, net                                                     890         1,439
       Other current assets                                                 111           270
                                                                       --------      --------
         Total current assets                                             3,152         5,827

Loans to officers                                                          --             444
Property, plant and equipment, net                                          699           970
Intangible assets, net                                                    3,004         3,356
Other assets, net                                                           135            49
                                                                       --------      --------
         Total assets                                                  $  6,990      $ 10,646
                                                                       ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Accounts payable                                                $    403      $    114
       Notes payable - current portion                                      833          --
       Accrued compensation and benefits                                    762           932
       Deferred service revenues                                            435           522
       Other accrued expenses                                               569           966
                                                                       --------      --------
         Total current liabilities                                        3,002         2,534

Long-term debt, less current portion                                        889           300
Other liabilities                                                           554           664

Commitments and contingencies                                              --            --

Stockholders' equity
       Common stock, par value $.001 per share;
         authorized 20,000,000 shares, issued 6,957,183                       7             7
       Additional paid-in capital                                        15,185        14,938
       Accumulated deficit                                              (11,396)       (6,876)
       Accumulated other comprehensive loss                                (564)         (529)
                                                                       --------      --------
                                                                          3,232         7,540
       Less cost of 250,996 and 179,356 common shares in treasury          (687)         (392)
                                                                       --------      --------

         Total stockholders' equity                                       2,545         7,148
                                                                       --------      --------
         Total liabilities and stockholders' equity                    $  6,990      $ 10,646
                                                                       ========      ========

           See Notes to the Consolidated Interim Financial Statements.

THINKENGINE NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands except per share data)

                                                                                Three Months                   Nine Months
                                                                               Ended Sept. 30,               Ended Sept. 30,
                                                                             2007           2006           2007           2006
                                                                         -----------    -----------    -----------    -----------
Revenues
       Product                                                           $       700    $     1,455    $     2,174    $     5,676
       Service                                                                 1,099            444          3,352          1,264
                                                                         -----------    -----------    -----------    -----------
                                                                               1,799          1,899          5,526          6,940
Cost of revenues                                                                 757            866          2,185          3,643
                                                                         -----------    -----------    -----------    -----------
Gross margin                                                                   1,042          1,033          3,341          3,297
Other costs and expenses
       Research and development                                                1,259          1,031          3,887          4,079
       Selling, general and administrative                                     1,237          1,481          4,010          4,169
          Interest expense                                                        68           --              226           --
       Other (income), net                                                       (24)          (101)          (133)          (281)
                                                                         -----------    -----------    -----------    -----------
                                                                               2,540          2,411          7,990          7,967
                                                                         -----------    -----------    -----------    -----------
Pretax loss                                                                   (1,498)        (1,378)        (4,649)        (4,670)
Provision for (benefit from) income taxes                                       (129)            15           (129)            45
                                                                         -----------    -----------    -----------    -----------

Net loss before cumulative effect of change in accounting principle           (1,369)        (1,393)        (4,520)        (4,715)
Cumulative effect of change in accounting principle, net of tax                 --             --             --               36
                                                                         -----------    -----------    -----------    -----------
Net loss                                                                      (1,369)        (1,393)        (4,520)        (4,679)

Pension liability adjustment                                                     129           --              129           --
                                                                         -----------    -----------    -----------    -----------
Comprehensive loss                                                       $    (1,498)   $    (1,393)   $    (4,649)   $    (4,679)
                                                                         ===========    ===========    ===========    ===========

Loss per share - basic and diluted:
   Net loss before cumulative effect of change in
     accounting                                                          $     (0.20)   $     (0.20)   $     (0.67)   $     (0.66)
principle
   Cumulative effect of change in accounting principle, net of tax              --             --             --              .01
                                                                         -----------    -----------    -----------    -----------
         Net loss                                                        $     (0.20)   $     (0.20)   $     (0.67)   $     (0.65)
                                                                         ===========    ===========    ===========    ===========

Weighted average number of basic and diluted shares outstanding            6,706,384      7,015,523      6,741,353      7,189,017

           See Notes to the Consolidated Interim Financial Statements.

THINKENGINE NETWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                          Nine Months Ended Sept. 30,
                                                                             2007            2006
                                                                          ----------      ----------
Operating Activities
  Net loss before cumulative effect of change in accounting principle     $   (4,520)     $   (4,715)
  Adjustments to reconcile loss from operations to net
    cash used by operating activities:
     Deferred income taxes                                                      (129)           --
     Depreciation and amortization                                               931           1,226
     Amortization of deferred financing costs                                     35            --
     Amortization of debt discount                                                12            --
     Loss on disposition of assets                                              --                56
     Cumulative effect of change in accounting principle                        --               (36)
     Stock-based compensation and warrant expense                                479             646
     Net (increase) decrease in:
         Accounts receivable                                                     821           2,348
         Inventories                                                             549             311
         Other assets                                                            181            (102)
     Net increase (decrease) in:
         Accounts payable                                                        289            (458)
         Accrued compensation and benefits                                      (430)           (946)
         Deferred service revenues                                               (87)         (2,153)
         Other accrued liabilities                                              (397)            550
                                                                          ----------      ----------
            Net cash used by operating activities
                                                                              (2,266)         (3,273)
                                                                          ----------      ----------

Investing Activities
     Purchases of marketable securities                                         --            (4,753)
     Sale of marketable securities                                              --             7,967
     Repayment of officer's loans                                               --               124
     Additions to property, plant and equipment                                 (211)           (239)
                                                                          ----------      ----------
        Net cash provided (used) by investing activities                        (211)          3,099
                                                                          ----------      ----------

Financing Activities
        Payment for shares purchased for treasury                               (157)           (452)
        Proceeds from shares issued pursuant to stock plans                       31               1
        Payment of principal amount of term loan                                 (43)           --
        Proceeds from term loan                                                1,500            --
                                                                          ----------      ----------
        Net cash provided (used) by financing activities                       1,331            (451)
                                                                          ----------      ----------

Decrease in cash and cash equivalents                                         (1,146)           (625)
Cash and cash equivalents - beginning of year                                  2,764           1,750
                                                                          ----------      ----------
Cash and cash equivalents - end of period                                 $    1,618      $    1,125
                                                                          ==========      ==========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
      Interest                                                            $      130      $        2
                                                                          ==========      ==========
      Income taxes, net                                                   $       19      $        0
                                                                          ==========      ==========
  Non-cash activity:
      Repayment of loans to officers and accumulated
        interest with common stock                                        $      465      $    1,472
                                                                          ==========      ==========
      Cashless exercise of stock options in satisfaction of
        loans due from officers                                           $       46      $        0
                                                                          ==========      ==========
      Increase in deferred financing fees and other liabilities
        in connection with term loan financing                            $      150      $        0
                                                                          ==========      ==========

      Stock warrants issued in connection with term loan and
        financing agreements                                              $       59      $        0
                                                                          ==========      ==========

             See Notes to Consolidated Interim Financial Statements.

                           THINKENGINE NETWORKS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2007

                  (dollars in thousands except per share data)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto and the quarterly financial data included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current period presentation.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2007.

NOTE 2. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make decisions regarding accounting policies and judgments regarding their application. Materially different amounts could be reported under different circumstances and conditions.

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

INVENTORIES
                                            Sept. 30,     December 31,
                                              2007           2006
                                             ------         ------

Finished goods                               $  644         $  579
Raw materials                                   246            860
                                             ------         ------
                                             $  890         $1,439
                                             ======         ======

Netted in the above amounts is the Company's reserve for slow-moving and obsolete inventories totaling $3,360 and $3,337 at September 30, 2007 and December 31, 2006, respectively.

OTHER LIABILITIES
                                            Sept. 30,     December 31,
                                              2007           2006
                                             ------         ------

Accrued supplemental pension plan            $  211         $  254
Deferred compensation                           110            139
Accrued pension expense                         425            634
Financing fee payable                           150            --
                                             ------         ------
                                                896          1,027
         Less current portion                   342            363
                                             ------         ------
                                             $  554         $  664
                                             ======         ======

BORROWINGS

On January 16, 2007, the Company borrowed $1,500 under a term loan agreement. The loan bears interest at the rate of 13% per annum, matures on February 10, 2010 and requires an additional $150 payment to the lender on the maturity date. The loan is to be repaid in six interest-only monthly installments followed by thirty monthly installments of principal and interest. The Company pledged as collateral substantially all of its non-intellectual property business, except pledged receivables under its accounts receivable financing agreement. In connection with the loan agreement, the Company issued a ten-year common stock warrant to the lender to purchase 35,000 shares of the Company's common stock at an exercise price of $3.47 which was the closing market price on January 16, 2007. The fair value of the warrant is estimated to be $49, based on the assumption that it will be exercised at the termination of the loan and thus have an estimated life of three years.

On September 28, 2007, the Company entered into a accounts receivable financing agreement. Pursuant to the financing agreement, the lender may advance the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of accounts receivable purchased by the lender from the Company from time to time at the lender's sole discretion. The sale of such accounts receivable is with full recourse against the Company. Advances under the financing agreement bear interest at a rate of 1.65% per month, subject to adjustment depending on changes in the commercial prime rate. The financing agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary non-financial covenants but does not contain any financial covenants. Pursuant to the financing agreement, the Company pledged as collateral to the lender substantially all its non-intellectual property business assets. In connection with the financing agreement, the Company issued a five-year common stock warrant to the lender to purchase 21,276 shares of the Company's common stock at an exercise price of $1.88 per share which was the closing market price on September 28, 2007. The fair value of the warrant is estimated to be $10, based on the assumption that it will be exercised at the termination of the agreement and thus have an estimated life of one year. No receivables were financed as of September 30, 2007.

INCOME PER SHARE

In computing basic earnings per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. For all periods presented, options and warrants were anti-dilutive and therefore were not included in the determination of net loss per share.

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving non-owner sources.

STOCK-BASED COMPENSATION

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

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options and other equity-based awards. The plans provide for the grant of stock options and restricted stock awards. Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants generally expire in 10 years, and generally vest over a period ranging from two to four years. Restricted stock awards generally vest over four years.

The following table summarizes stock option activity:

                                                Inducement              1990 Stock                 Directors'
                                                 Options                Option Plan                Option Plan
                                                 -------                -----------                -----------

                                                      Weighted                   Weighted                 Weighted
                                                       Average                   Average                   Average
                                                      Exercise                  Exercise                  Exercise
                                           Shares       Price        Shares       Price        Shares       Price
                                           ------       -----        ------       -----        ------       -----
Outstanding at December 31, 2006          566,666       $2.62       973,133       $3.62       166,750       $2.84

   Granted                                    --                    349,000       $2.76        20,500       $2.17

   Exercised                                  --                    (58,166)      $1.97       (35,000)      $1.95

   Forfeited/expired                      (95,001)      $2.55      (217,595)      $4.42       (35,500)      $2.27
                                          -------                 ---------                   -------

Outstanding at September 30, 2007         471,665       $2.63     1,046,372       $3.26       116,750       $3.01
                                          =======                 =========                   =======

Shares available for future grant               0                   459,328                   197,750
                                          =======                 =========                   =======

Weighted average remaining term          7.0 years                5.9 years                  3.9 years

Exercisable at September 30, 2007         309,992       $2.62       506,479       $3.76        95,250       $3.19
                                          =======                 =========                   =======
Intrinsic value:
      Outstanding                         $     0                 $      38                   $     3

      Exercisable                         $     0                 $      38                   $     3

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's common stock as of the reporting date.

The following table summarizes non-vested restricted stock activity:


                                                    Stock Plan    Inducement
                                                      Shares        Shares
                                                      ------        -------
         Unvested as of December 31, 2006             22,500        275,000
         Granted                                         --             --
         Vested                                       (1,100)           --
         Forfeited                                   (18,400)           --
                                                     -------        -------
         Unvested as of September 30, 2007             3,000        275,000
                                                     =======        =======
         Shares available for future grant           413,600              0
                                                     =======        =======

The following table summarizes the components and classification of stock-based compensation expense included in the Statement of Operations:

                                          Three Months Ended   Nine Months Ended
                                               Sept. 30,           Sept. 30,

                                             2007     2006       2007     2006
                                             ----     ----       ----     ----

Stock options                               $ 103    $ 183      $ 369    $ 574

Restricted stock                               35       22        100       72
                                            -----    -----      -----    -----

Total stock-based compensation expense      $ 138    $ 205      $ 469    $ 646
                                            =====    =====      =====    =====


Cost of revenues                            $  13    $  15      $  37    $  41

Research and development                       (5)     156         32      390

Selling, general and administrative           130       34        400      215
                                            -----    -----      -----    -----

Total stock-based compensation expense      $ 138    $ 205      $ 469    $ 646
                                            =====    =====      =====    =====

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance is maintained for substantially all net deferred tax assets. The Company elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position FAS 123(R)-3, as amended "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123(R).

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the nine months ended September 30, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive stock option awards. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants of $0 and $446, respectively, for the three-month and nine-month periods ended September 30, 2007.

                                                  Three Months     Nine Months
                                                  ------------     -----------

         Dividend yield                                0.0%            0.0%
         Weighted average volatility                  43.3%           41.1%
         Risk-free interest rate                       4.9%            4.2%
         Expected holding period (in years)            4.0             4.0

No dividend yield was assumed because the Company has never paid a cash dividend, and has no plans at this time to pay any dividends in the future. The weighted average volatility for the current period was developed using historical volatility. The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense. The expected holding period was developed after considering vesting schedules, life of the options, historical experience and estimates of future exercise behavior patterns. An increase in the expected holding period would increase stock compensation expense.

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

As of September 30, 2007, approximately $0.9 million of unrecognized stock compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a period of 3.7 years.

PENSION PLAN

The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. The Company had funding requirements of $229 in 2007 of which $94 was funded during the quarter ended September 30, 2007, and $229 during the nine months ended September 30, 2007.

The components of net periodic benefit cost of the plan for the three-month and nine-month periods ended September 30 are as follows:

                                           Three Months Ended  Nine Months Ended
                                               Sept. 30,           Sept. 30,

                                             2007      2006     2007      2006
                                             ----      ----     ----      ----
Interest cost on projected benefit
  obligation                                 $ 18      $ 19     $ 62      $ 61

Expected return on plan assets                (18)      (18)     (59)      (51)

Amortization of net loss                       10        14       32        35
                                             ----      ----     ----      ----
          Net periodic pension cost          $ 10      $ 15     $ 35      $ 45
                                             ====      =====    ====      ====

INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109, or FIN 48, on January 1, 2007. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The adoption of this statement by the Company did not have any material impact on its financial statements.


The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2005. State jurisdictions that remain subject to examination range from years before 2000 to 2006. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits. Additionally, no interest expense was recognized year-to-date. The Company's effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.
As a result of the Company's continued review of its tax positions during the period ended September 30, 2007, the Company reversed a tax liability previously booked in relation to the defined benefit pension plan.

RELATED PARTY TRANSACTIONS

In February 2007, a former officer repaid loans and accumulated interest of $431. Repayment consisted of 140,813 shares of the Company's common stock, valued at the closing market price at the date of the repayment of the loans. In May 2007, another former officer repaid loans and accumulated interest of $34. Repayment consisted of 15,159 shares of the Company's common stock, valued at the closing market price at the date of the repayment of the loans.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 ("SFAS No. 157"), "Fair Value Measurements", which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The Company has not yet determined the effect, if any, that the implementation of SFAS No. 157 will have on the financial position or results of operations of the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (SFAS No. 159), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. SFAS 159 provides entities the option to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. The Company is currently evaluating the potential impact of this statement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results
--------------------------------------
This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's expectations for future operations, financial position and operating results, as well as statements regarding the strategy, plans and objectives of the Company. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include: limited customers and products; developments with our primary customers' business, networks and multi-vendor relationships; development of our direct sales capabilities and channel relationships; restructuring effects; risks associated with competition and competitive pricing pressures; our ability to stabilize revenues and manage costs; our ability to obtain component parts; our reliance on contract manufacturers and our ability to forecast manufacturing requirements; customer purchasing patterns and commitments; potential liability for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; our ability to identify, analyze and consummate strategic alternatives; the sufficiency of our intellectual property rights; our ability to obtain additional financing; inability to maintain the continued listing of our common stock on the American Stock Exchange; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications and cable broadband industries specifically. For a more detailed description of the risk factors associated with the Company, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 27, 2007.

Results of Operations
---------------------
Total revenue was $1.8 million in the third quarter of 2007 versus $1.9 million in the third quarter of 2006. Product revenue for the third quarter of 2007 decreased $0.8 million versus 2006 primarily due to the lower level of orders. Total revenue was $5.5 million for the nine-month period ended September 30, 2007 versus $6.9 million in 2006. Product revenue for the nine months ended September 30, 2007 decreased $3.5 million primarily due to lower orders, and the fact that 2006 revenue included $1.9 million related to shipments made to one customer in August 2005 that was not recognized as revenue until the first quarter of 2006.

Service revenue increased $0.7 million and $2.1 million during the three and nine months ended September 30, 2007, respectively, due to increased sales of spare parts, an increase in maintenance contract related revenues, and the recognition in the second quarter of 2007 of $0.2 million for a custom development project which was completed in 2006.

Gross margin was 58% in the quarter ended September 30, 2007 versus 54% in the third quarter of 2006, and was 60% for the nine-month period ended September 30, 2007 versus 48% for the corresponding period in 2006. The 2007 increase was primarily due to lower personnel costs in 2007 than in 2006, and the fact that there were $0.4 million in contract cancellation fees in the second quarter of 2006.

Research and development expenses increased $0.2 million for the three-month period ended September 30, 2007 compared to 2006 primarily due to charges for the development of the European Union compliant version of the VSR1000. The level of year-to-date spending was $0.2 million lower in 2007, with lower personnel costs in 2007 being partially offset by the product development expenses.

Selling, general and administrative expenses decreased $0.2 million for the three-month period ended September 30, 2007 compared to 2006, and by $0.2 million for the nine-month period ended September 30, 2007 versus the corresponding period in 2006, primarily due to lower personnel costs.

Interest expense reflects interest incurred on the term loan which the Company borrowed in January 2007. Other income decreased due to lower interest income earned as a result of lower balances available for investment in 2007 versus 2006.

No tax benefits were provided for losses incurred in 2007 or 2006 since the Company cannot determine that the realization of the net deferred tax asset is more likely than not. During the period ended September 30, 2007, the Company reversed a tax liability previously booked in relation to the defined benefit pension plan.

Liquidity and Sources of Capital
--------------------------------
Net cash used by operations for the nine months ended September 30, 2007 was $2.3 million versus $3.3 million used in the comparable period of 2006. Cash used by investing activities in 2007 versus 2006 reflects the absence of any net proceeds from the sale of marketable securities. The decrease in cash and investments from the prior year is primarily attributable to the continued losses. Cash provided by financing activities of $1.3 million in 2007 is attributable to the Company borrowing $1.5 million under a term loan agreement.

Working capital and the ratio of current assets to current liabilities were $0.1 million and 1.05:1 at September 30, 2007 compared to $3.3 million and 2.30:1 at December 31, 2006. The decrease in working capital is primarily due to the net losses incurred over the last nine months, partially offset by the proceeds from the $1.5 million term loan which the Company borrowed in January 2007.

The Company does not anticipate making any significant capital expenditures during the remainder of 2007.

On September 28, 2007, the Company entered into a financing agreement under which the Company may borrow up to $1 million against its eligible trade receivables. Management believes that with the funds available under this agreement, the Company should have sufficient funds to meet the Company's cash requirements for the immediate future. We have not been able to obtain operating profitability during the past five years from continuing operations and may not be able to be profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including the cost reductions and securing additional debt financings in 2007 have been designed to improve operating results and liquidity and better position ThinkEngine Networks to compete under current market conditions. However, we may in the future be required to seek new sources of financing or future accommodations from our existing lender or other financial institutions, or we may seek equity infusions from private investors. Our ability to fund our operations is heavily dependent on the growth of our revenues over current levels to achieve profitable operations. We may be required to further reduce operating costs in order to meet our obligations. If we are unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about our long term ability to fund future operations. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available. The Company cannot provide assurances that these additional sources of funds will be available or, if available, what the terms would be.

Contractual Obligations
-----------------------
At September 30, 2007, the Company's contractual obligations were as follows:

                                            PAYMENTS DUE BY PERIOD
                                            ----------------------
                           LESS THAN 1 YEAR        1-3 YEARS        4-5 YEARS
                           ----------------        ---------        ---------
Term loan                       $ 706               $1,150            $   0
Operating leases                $ 306               $  195            $   0
Purchase commitments            $ 174               $    8            $   0

Term loan payments include principal, interest and financing fee. Payments made under operating leases are treated as rent expense. Purchase commitments are primarily in relation to purchasing inventory from an outsource manufacturer of certain of the Company's products, or purchases from components vendors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not use derivatives subject to fluctuations in market rates. Currently, the Company has no outstanding balances that are subject to fluctuations in market rates. The base rate on advances under the recent financing agreement fluctuates with the commercial prime rate.


ITEM 4T. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

During the period covered by this Form 10-Q, the Company made changes to its internal controls, designed to centralize its financial reporting in light of changes made to the organizational structure of the Company as reported in Form 10-K for the year-ended December 31, 2006. There were no other changes in the Company's internal control over financial reporting that have materially affected, or reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a detailed description of the risk factors associated with the Company, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 27, 2007.


THE COMPANY'S COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE.

On August 20, 2007, ThinkEngine Networks, Inc. (the "Company") received a written notice from the American Stock Exchange (the "Exchange" or "AMEX") indicating that the Exchange has reviewed and accepted the Company's plan to regain listing qualification compliance. With the acceptance of the plan, the Company will be able to continue its listing during the plan period pursuant to an extension granted until November 22, 2008. Pursuant to the letter, the Exchange also advised the Company that it has triggered an additional deficiency with respect to Section 1003(a)(ii) of the AMEX Company Guide as more fully described in the next paragraph.

The Company is below certain of the Exchange's continued listing standards, as set forth in Section 1003 (a) (iii) of the AMEX Company Guide, because as of March 31, 2007 the Company had Stockholders' Equity of less than $6,000,000 and had sustained losses from continuing operations and/or net losses in its five most recent fiscal years; and, as set forth in Section 1003 (a) (ii) of the AMEX Company Guide, because, as of June 30, 2007, the Company had Stockholders' Equity of less than $4,000,000 and had sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years.

During the interim period until November 22, 2008, the Company must continue to provide the AMEX staff with updates regarding initiatives set forth in its plan of compliance. The Company will be subject to periodic review by the AMEX staff during the interim period. If the Company is not in compliance with the continued listing standards on November 28, 2008 or the Company does not make progress consistent with the plan during the interim period, then the AMEX may initiate immediate delisting proceedings. If the Company's common stock is de-listed from the AMEX, the trading market for the Company's shares may be adversely affected.

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


                                                   ThinkEngine Networks, Inc.
                                                         (Registrant)




Date: November 13, 2007                     By: /s/ John E. Steinkrauss
                                                ---------------------------
                                                John E. Steinkrauss
                                                Vice President, Treasurer
                                                and Chief Financial Officer