Form 10-K
period 2007-12-31
THINKENGINE NETWORKS, INC.
filed 2008-03-19
CIK 21438

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007
              or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______    to ______

                          Commission file number 1-8496



                           THINKENGINE NETWORKS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 20-8058881
    ------------------------------            ------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                    100 Nickerson Road, Marlborough, MA 01752
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code (508) 624-7600
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.
Yes           No  X
    ---          ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes           No  X
    ---          ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No
                                        ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___   Accelerated filer ___   Non-Accelerated filer ___
Smaller Reporting Company    X
                            ---
================================================================================

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No  X
    ---          ---

As of June 30, 2007, which is the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $11,408,000 based on the closing price as reported on AMEX. This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of March 14, 2008, there were 6,857,292 shares of common stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

                                                        PART I

Item                                                                                                                   Page
----                                                                                                                   ----

 1.    Business....................................................................................................      4
 1A.   Risk Factors................................................................................................      7
 1B.   Unresolved Staff Comments...................................................................................     12
 2.    Properties.................................................................................................      12
 3.    Legal Proceedings...........................................................................................     12
 4.    Submission of Matters to a Vote of Security Holders.........................................................     13

                                                        PART II

 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
       of Equity Securities........................................................................................     13
 6.    Selected Financial Data.....................................................................................     13
 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......................     14
 7A.   Quantitative and Qualitative Disclosures about Market Risk..................................................     17
 8.    Financial Statements and Supplementary Data.................................................................     18
 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................     40
 9A(T) Controls and Procedures.....................................................................................     40
 9B.   Other Information...........................................................................................     41

                                                        PART III

10.    Directors, Executive Officers and Corporate Governance......................................................     42
11.    Executive Compensation......................................................................................     44
12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..............     48
13.    Certain Relationships and Related Transactions, and Director Independence...................................     51
14.    Principal Accounting Fees and Services......................................................................     51

                                                        PART IV

15.    Exhibits, Financial Statement Schedules.....................................................................     52

                                     PART I

FORWARD LOOKING STATEMENTS
FORWARD LOOKING STATEMENTS - CAUTIONARY STATEMENTS

Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to the Company's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Item 1A). ThinkEngine Networks, Inc. undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

For purposes of the following, the terms "ThinkEngine" and the "Company" refer to ThinkEngine Networks, Inc.

Item 1.  Business
-----------------

ThinkEngine Networks, Inc. designs, manufactures and sells voice processing systems, consisting of media servers and application servers, for use in telephone networks, audio call conferencing networks, and cable and non-cable VoIP networks. The Company's products are utilized in order to implement network announcements, interactive voice response, intelligent peripherals, audio conferencing, intelligent call routing, pre/post-paid calling cards and automatic speech recognition.

BACKGROUND OF THE BUSINESS

The Company was incorporated in December 2006 under the laws of the State of Delaware. It was formerly known as Cognitronics Corporation, a New York state chartered corporation incorporated in January 1962, which was reincorporated in Delaware, and in December 2006 changed its name pursuant to a merger with and into the newly created corporation.

On November 18, 2005, the Company, then Cognitronics Corporation, acquired ThinkEngine Networks, Inc. for consideration consisting of 1,149,705 shares of the Company's common stock, $1.25 million in cash, and notes in the aggregate amount of $0.3 million. In 2006 the acquired ThinkEngine Networks, Inc. subsidiary was renamed TE Networks, Inc. ("TE Networks"). TE Networks was a provider of time division multiplexer ("TDM") and Internet Protocol ("IP") capable conferencing bridges and media servers to the telecommunications industry.

On January 8, 2007, at the direction of its Board of Directors, the Company merged its wholly-owned subsidiary, TE Networks, Inc., with and into ThinkEngine Networks, Inc. The purpose of the merger was to combine the operating entities of the Company into one organization. On March 14, 2007, at the direction of its Board of Directors, the Company merged three inactive wholly-owned subsidiaries, American Computer Corporation, a New York corporation, Reed Printing, Inc., a New York corporation, and Stamford Crescent Corp., a Connecticut corporation, with and into ThinkEngine Networks, Inc., thereby extinguishing the outstanding common shares of the wholly-owned subsidiaries and transferring the assets and liabilities of the subsidiaries to ThinkEngine Networks, Inc. The purpose of these mergers was to extinguish the inactive wholly-owned subsidiaries. The effect of the mergers was not material to the financial position or results of operations for the periods presented and had no effect on previously reported net income, other comprehensive income or related earnings-per-share information.

PRINCIPAL PRODUCTS AND SERVICES

The Company's two primary products are the VSR1000, a multi-function voice services router, and the CX4000 network media server.

The VSR1000 is an advanced call processing platform with highly integrated call treatment capabilities. The VSR1000 can provide speech recognition, advanced call routing, and conferencing service to 968 simultaneous VoIP or TDM channels. The VSR1000 was designed specifically for carrier class networks. The VSR1000 adheres to RoHS and NEBS standards and includes features such as a dedicated management coprocessor, -48v DC power, and standard Telco style alarms. When deployed in redundant configurations the VSR1000 can provide 99.999% service availability. The system's solid state design (no spinning media within the platform) contributes to its high reliability and ease of management. System management, including rolling upgrades, can be performed remotely.

The CX4000 network media server is capable of simultaneous operations in traditional TDM networks and advanced intelligent networks, and the most advanced VoIP networks, as well as in hybrid network environments. In an economical package, the CX4000 holds up to 6 media server boards, each with its own stand alone onboard processing capabilities. The CX4000 adheres to NEBS standards, and is built to the highest level of reliability utilizing redundant hot swappable components, and a redundant systems architecture to avoid downtime.

In addition to the VSR1000 and CX hardware based products, the Company also develops software solutions. ThinkEngine's reservation-less conferencing solution utilizes the VSR1000 platform to implement audio conferencing services widely deployed by service providers. The system is capable of scaling from hundreds of participants to tens of thousands of participants. The Company also introduced a managed conferencing solution during 2007 that includes operator features and a moderator web conferencing solution.

In order to ease development burden and speed time-to-service deployment, ThinkEngine provides two powerful tools. The ThinkEngine Remote Control Toolkit eases the burden of Session Initiation Protocol ("SIP") application development by abstracting complicated call state models into an easy to use SIP application server toolkit. This toolkit is tightly integrated with the VSR1000 and allows non-experts to build both PSTN and VoIP applications. The ThinkEngine Call Flow Designer suite takes the level of abstraction one step further by allowing programmers to utilize a graphical "drag and drop" programming model. Both of these tools have been instrumental in lowering the barrier of entry when customers are contemplating new service development and deployment.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, EXPORT SALES AND DOMESTIC AND FOREIGN OPERATIONS

The Company operates in one segment - voice processing. The Company designs, manufactures and sells equipment for use in telecommunication and cable broadband networks.

The discussion of liquidity and sources of capital set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K is incorporated herein by reference.

Sales to foreign customers primarily represent export-type sales of approximately $0.5 million in 2007 and $0.9 million in 2006. Selling prices and gross profit margins on export sales are comparable to sales to domestic customers.

CUSTOMERS

The Company's customers are telecommunications service providers, cable broadband service providers, and audio call conferencing service providers. In 2007, revenues included $2.2 million to Comcast Corporation, $1.4 million to Verizon Communications, Inc., and $0.7 million to COX Communications, Inc. In 2006, revenues included $3.3 million to Verizon Communications, Inc., $2.0 million to Comcast Corporation, and $1.1 million to Free Conferencing Corporation of America. Over the past several years, a major portion of revenues has come from a few large customers. Accordingly, the loss of any of these customers could have a material adverse impact on the Company's results of operations.

SALES AND SUPPORT

The Company sells and markets its products through its direct sales force, and also through a small number of resellers. The Company believes that a broad range of support services is critical to the successful installation and ongoing support of its products, the development of long-term relationships with customers, and the generation of additional sales of its products. The Company provides its customers with service and support primarily through our internal support organization. The Company offers a complete range of technical and operational support services to support its customers throughout the product lifecycle ranging from basic customer service and support, to planning, design and installation services.

COMPETITION

The Company competes, and expects to compete, in fields noted for rapid technological advances and the frequent introduction of new products and services. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, most of which are well-established corporations with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance. There can be no assurance that the Company will be able to successfully develop and market new products and applications. The Company also believes that the key competitive differentiators in these markets include product quality and functionality, ease-of-use, integration capabilities, price and performance, cost of ownership, speed of deployment and installation, and technical support and service. Current significant competitors in the markets in which the Company sells its products include Avaya, Inc., Compunetix, Inc., and PolyCom, Inc., among others.

INTELLECTUAL PROPERTY

The Company relies on technological expertise, responsiveness to users' needs, and innovations, and believes that these are of greater significance in its industry than patent protection. There can be no assurance that patents owned or controlled by others will not be encountered and asserted against the Company's voice processing products, or that licenses or other rights under such patents would be available, if needed. The Company has patents, trademarks and trade names which it considers important in promoting the business of the Company and its products.

MANUFACTURING

The Company has outsourced the production of certain subassemblies and finished goods to contract manufacturers. It performs final assembly, integration and test functions for its products at its facilities in Connecticut and Massachusetts.

RAW MATERIALS AND SUPPLIERS

The Company believes it has adequate sources for obtaining raw materials, components and supplies to meet production requirements, consisting primarily of electronic components and subassemblies, and did not experience difficulty during 2007 in obtaining such materials, supplies and components. Due to the age of certain products, the Company may experience difficulty in the future in obtaining parts and components on a timely and/or cost effective basis.

SEASONALITY

The Company does not believe that there is any significant impact of seasonality on its business.

RESEARCH AND DEVELOPMENT

Expenditures for research and development activities, as determined in accordance with U. S. generally accepted accounting principles, amounted to $7.4 million (including charges of $3.0 million related to the amortization and write down of intangible assets) in 2007, and $5.2 million in 2006.

BACKLOG

The amount of orders in backlog believed by the Company to be firm as of December 31, 2007 and 2006, amounted to $0.6 million and $0.4 million, respectively. All of the orders in backlog as of December 31, 2007 can reasonably be expected to be filled during 2008. The Company does not believe that its backlog, as of any particular date, is necessarily predictive of revenue for any future period.

EMPLOYEES

At December 31, 2007, the Company employed 36 people, all of whom are located in the United States. None of the Company's employees are represented by a labor union.

ENVIRONMENTAL MATTERS

The Company may from time to time be subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. For example, the European Union ("EU") has adopted the Restriction of Hazardous Substances Directive ("RoHS") and the Waste Electrical and Electronic Equipment Directive ("WEEE"). RoHS prohibits the use of certain substances, including mercury and lead, in certain products placed on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment onto the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. Each EU member country has enacted, or is expected soon to enact, legislation clarifying what is and what is not covered by the WEEE directive in that country. The Company continues to investigate what further actions may be necessary on its part in order to meet the requirements of the WEEE directives. Similar laws and regulations have been or may be enacted in other regions. The Company introduced a RoHS compliant version of its VSR1000 product in the first quarter of 2008.

Item 1A.  Risk Factors
----------------------

The Company operates in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that the Company cannot control or predict. The following discussion, as well as the "Critical Accounting Policies and Estimates" discussion in Item 7 of this Annual Report on Form 10-K highlights some of these risks.

You should carefully consider the risks described below before buying shares of the Company's common stock, as well as other information provided to you in this document, including information in the section of this document entitled "Forward Looking Statements". An investment in the Company's common stock is highly speculative. The risks and uncertainties described below are not the only risks the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems immaterial, may impair the Company's business operations. If any of the adverse events described in this
Item 1A actually occur, the Company's business, results of operations and financial condition could be materially adversely affected, the trading price of the Company's common stock could decline, and you might lose all or part of your investment.

THE COMPANY HAS A HISTORY OF OPERATING LOSSES, AND IF THE COMPANY CONTINUES TO INCUR OPERATING LOSSES, IT MAY BE UNABLE TO CONTINUE OPERATIONS.

The Company had net losses of $7,540,000, and $5,595,000 for the years ended December 31, 2007 and 2006, respectively. The Company had an accumulated deficit of $14,416,000, and a net stockholders' deficit of $383,000 and has limited working capital as of December 31, 2007, and the Company may never be profitable. The Company has incurred losses in each of its seven most recent fiscal years. If the Company continues to incur operating losses and fails to become a profitable company, it may be unable to continue its operations. The extent of the Company's future losses and the timing of its potential profitability are highly uncertain. The Company's future growth and profitability depends solely on its ability to successfully market the VSR1000 product. The Company must continue to enhance the features and functionality of its products to meet customer requirements and competitive demands. In addition, the failure of future product enhancements to operate as expected could delay or prevent future sales of its products. If future customers do not adopt, purchase and successfully deploy the Company's products and its planned product enhancements, the Company's revenues could be adversely impacted.

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN, AND IF THE COMPANY IS UNABLE TO GENERATE INCREASED BUSINESS VOLUME OR OBTAIN ADDITIONAL FINANCING, THE COMPANY MAY BE REQUIRED TO CEASE OR CURTAIL ITS OPERATIONS.

In their report prepared in conjunction with the Company's December 31, 2007 financial statements, the Company's auditors included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has minimal working capital as of December 31, 2007, there is substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY'S OPERATING RESULTS FLUCTUATE AND ARE DIFFICULT TO PREDICT, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

The Company's revenues in any particular period may be lower than revenues in a preceding or comparable period. Factors contributing to fluctuations, some of which are beyond the Company's control, include:

     o  fluctuations in its customers' businesses;

     o  customers' budgets and the related procurement cycles;

     o timing and market acceptance of new products or enhancements introduced by the Company or its competitors;

     o availability of components from suppliers and the manufacturing capacity of the Company's subcontractors;

     o timing and level of expenditures for sales, marketing and product development;

     o  changes in the prices of the Company's or its competitors' products; and

     o  general industry trends.

In addition, the Company has historically operated with no significant backlog. Any significant deferral of orders for its products would cause a shortfall in revenues for any given fiscal period. The Company may receive one or more large orders in one quarter from a customer and then receive no orders from that customer in the succeeding quarters. As a result, the Company's revenues may vary significantly from quarter to quarter. If the Company's quarterly revenue or operating results fall below the expectations of investors or public market, its stock price could be adversely impacted.

THE COMPANY MAY BE UNABLE TO OBTAIN THE CAPITAL NECESSARY TO FUND ITS
OPERATIONS.

The Company may need to raise additional capital through debt or equity financing to fund operations. As of December 31, 2007, the Company had $0.4 million in cash available to fund its operations, and had working capital of $0.3 million. In 2008, it will need to raise additional capital or obtain additional debt financing in order to be able to fund its operations. The Company may not get funding when it needs it or on favorable terms. In addition, the amount of capital that a firm such as the Company is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to scale-back or eliminate operations.

A SMALL NUMBER OF THE COMPANY'S CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF ITS REVENUES, AND MOST OF ITS RECEIVABLES. THE LOSS OF A MAJOR CUSTOMER OR REDUCED SPENDING BY SUCH CUSTOMERS COULD SIGNIFICANTLY REDUCE THE COMPANY'S REVENUES, PROFITABILITY AND CASH FLOW.

A few large telecommunications, audio conferencing and cable service providers account for a substantial portion of the Company's revenues. These industries have recently experienced consolidation due to mergers and acquisitions. As service providers increase in size, it is possible that an even greater percentage of the Company's revenues will be attributable to a smaller number of customers going forward.

THE COMPANY HAS A HISTORY OF LOSSES, AND SUCH LOSSES MAY CONTINUE IN THE FUTURE IF THE COMPANY IS UNABLE TO SECURE SUFFICIENT BUSINESS TO COVER ITS OVERHEAD AND OPERATING EXPENSES.

The Company has not been profitable since fiscal year 2000, and will continue to generate losses, and potentially require additional external funding, until sales of its VSR1000 products can be increased to sufficient levels for the Company to generate a profit and positive cash flow, of which there can be no assurance that such levels can be attained.

THE COMPANY HAS BEEN DE-LISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH COULD REDUCE OUR ABILITY TO RAISE FUNDS.

On March 18, 2008 the Company was delisted from the American Stock Exchange (the "Exchange" or "AMEX") as the Company no longer complied with the Exchange's continuing listing standards due to the Company's history of losses and the Company's inability to achieve the minimum stockholders' equity requirements.

Following delisting, trading of the Company's common stock will be limited to the OTC Bulletin Board, the Pink Sheets or similar quotation systems. Inclusion of the Company's common stock on these quotation systems could adversely affect the liquidity and price of our common stock and make it more difficult for us to raise additional capital on favorable terms, if at all. In addition, this de-listing by the AMEX may negatively impact the Company's reputation and, as a consequence, its business. Furthermore, the Pink Sheets and OTC Bulletin Board are viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of ThinkEngine common stock.

ThinkEngine common stock may in the future become subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell "penny stock" to persons other than established customers and "accredited investors" (as defined in Rule 501(c) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination of the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule would adversely affect the ability of broker-dealers to sell the Company's common stock and purchasers of the Company's common stock to sell their shares of the Company's common stock. Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the Company's common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. If the Company were to become subject to these requirements, they would adversely affect the market liquidity of the Company's common stock.

THE COMPANY OPERATES IN HIGHLY COMPETITIVE INDUSTRIES WITH MANY PARTICIPANTS.

The Company operates in a highly competitive environment, competing on the basis of product offerings, technical capabilities, quality, service and pricing. Competition for next generation service providers as well as for new infrastructure deployments is particularly intense. The Company has a number of existing competitors, some of which are very large, with significantly greater technological and financial resources, brand recognition, and established relationships with the major customers in each market. In addition, new competitors may enter the industry as a result of shifts in technology. The Company does not offer any assurances that it will be able to compete successfully against existing or future competitors.

TECHNOLOGY DRIVES THE COMPANY'S PRODUCTS AND SERVICES. IF THE COMPANY FAILS TO KEEP PACE WITH TECHNOLOGICAL ADVANCES IN ITS INDUSTRY, OR IF IT PURSUES TECHNOLOGIES THAT DO NOT BECOME COMMERCIALLY ACCEPTED, CUSTOMERS MAY NOT BUY ITS PRODUCTS OR USE ITS SERVICES.

The telecommunications, conferencing and cable industries use numerous and varied technologies and large service providers often invest in several and, sometimes, incompatible technologies. These industries also demand frequent and, at times, significant technology upgrades. The Company does not have the resources to invest in all of these existing and potential technologies. As a result, the Company concentrates its resources on those technologies it believes have or will achieve substantial customer acceptance and in which it has appropriate technical expertise. However, existing products often have short product life cycles. In addition, the Company's choices for developing technologies may prove incorrect if customers do not adopt the products it develops or if those technologies ultimately prove to be unviable. The Company's operating results depend to a significant extent on the market acceptance of its products and its ability to enhance its existing products, to continue to introduce new products successfully and on a timely basis, and to develop new or enhance existing tools for its service offerings. The limited size of the Company's engineering group may severely limit the Company's ability to enhance its existing products.

THE COMPANY MAY BE UNABLE TO ATTRACT AND RETAIN HIGHLY QUALIFIED PERSONNEL.

The Company's future success is dependent on its ability to attract and retain talented personnel. There is intense competition for qualified personnel, and the Company may not be able to attract and retain qualified personnel necessary for the development and introduction of new products or to replace qualified personnel that may leave its employ. Part of the Company's compensation program includes stock options and stock grants. If the Company's stock price continues to perform poorly it may adversely affect its ability to retain or attract key employees.

THE TELECOMMUNICATIONS MARKETS FLUCTUATE AND ARE IMPACTED BY MANY FACTORS, INCLUDING DECISIONS BY SERVICE PROVIDERS REGARDING THEIR DEPLOYMENT OF TECHNOLOGY AND THEIR TIMING OF PURCHASES, AS WELL AS DEMAND AND SPENDING FOR COMMUNICATIONS SERVICES BY BUSINESSES AND CONSUMERS.

Although the Company believes the overall market for the its audio conferencing solutions applications should grow in the future, the rate of growth could vary geographically and across different technologies and is subject to substantial fluctuations. The specific market segments in which the Company participates may not experience the growth of other segments. As a result, revenues are difficult to forecast and quarterly operating results can fluctuate significantly.

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

THE COMPANY IS EXPOSED TO RISKS FROM RECENT LEGISLATION REQUIRING COMPANIES TO EVALUATE INTERNAL CONTROL OVER FINANCIAL REPORTING.

Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company's management to report on the operating effectiveness of the Company's internal controls over financial reporting as of December 31, 2007. Carlin, Charron & Rosen, LLP, our independent registered public accounting firm, will be required to attest to the effectiveness of the Company's internal control over financial reporting beginning with the year ended December 31, 2009. The Company believes it has established an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. The Company expects that the cost of this program will require it to continue to incur expenses and to devote resources to Section 404 compliance on an ongoing basis.

It is difficult for the Company to predict how long it will take to complete management's assessment of the effectiveness of the Company's internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and process on a timely basis. In the event that the Company's chief executive officer, chief financial officer or independent registered public accounting firm determine that the Company's internal control over financial reporting is not effective as defined under Section 404, the Company cannot predict how regulators will react or how the market prices of the Company's shares will be affected.

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

THE COMPANY RELIES ON THIRD PARTY SUPPLIERS TO PRODUCE SUBASSEMBLIES AND CERTAIN FINISHED PRODUCTS.

The Company outsources the production of certain subassemblies and finished goods. If a contract manufacturer terminates its relationship with the Company or is unable to fill the Company's orders on a timely basis, or if the Company does not accurately forecast its requirements, the Company may be unable to deliver the affected products to meet its customers' orders, which may adversely impact our revenue and operating results in a quarter.

Item 1.B   Unresolved Staff Comments
------------------------------------

None.

Item 2.    Properties
---------------------

Our properties consist of the following leased facilities:
                                                                        LEASE
                                                              SQUARE  EXPIRATION
LOCATION                     DESCRIPTION                       FEET      DATE
--------                     -----------                      ------  ----------
Danbury, Connecticut         Sales, engineering, production   10,663   10/31/08
  3 Corporate Drive            and service facility

Marlborough, Massachusetts   Corporate office, engineering    11,405    8/31/09
  100 Nickerson Road           and service facility

The Company considers each of these facilities to be in good condition and adequate for the Company's requirements.

Item 3.    Legal Proceedings
----------------------------

In the normal course of business, the Company periodically becomes involved in litigation. As of December 31, 2007, in the opinion of management, the Company had no pending litigation that would have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

None.

Executive Officers of the Registrant

The executive officers of the Registrant, their positions with the Company and ages as of March 14, 2008 are as follows:

      NAME                  POSITION(S) AND OFFICE(S)                                            AGE
      ----                  -------------------------                                            ---
      Michael G. Mitchell   President and Chief Executive Officer, Director                       47

      John E. Steinkrauss   Vice President, Treasurer, Secretary and Chief Financial Officer      61

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

Mr. Steinkrauss has been Vice President, Treasurer and Chief Financial Officer of the Company since November 2006. He was elected Corporate Secretary in February 2008. Prior to that, he provided financial consulting services to a number of companies, or held senior financial management positions as follows: from September 2006 to October 2006 Director of Finance at The Software MacKiev Company; from September 2004 to July 2006 as Senior Vice President, Treasurer, Secretary and Chief Financial Officer of IntelliReach Corporation; and from April 2004 to July 2004, as Vice President, Treasurer, Secretary and Chief Financial Officer of Stargus Communications, Inc.

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
-----------------------------------------------------------------------------
           and Issuer Purchases of Equity Securities
           -----------------------------------------

The Company's common stock (symbol: THNK) currently trades on the Pink Sheets. The Company's common stock (former AMEX symbol: THN) was delisted by the American Stock Exchange on March 18, 2008. Prior to January 4, 2007, it was traded on the American Stock Exchange as Cognitronics Corporation under the symbol CGN. On March 14, 2008, there were 500 stockholders of record; the Company estimates that the total number of beneficial owners was approximately 1,500. Information on quarterly stock prices during the two most recent fiscal years is set forth below.

2007                        FIRST       SECOND        THIRD        FOURTH
----                        -----       ------        -----        ------
Common Stock price range
      High                  $3.72        $2.74        $2.15         $1.88
      Low                   $2.41        $2.00        $1.50         $0.15

2006                        FIRST       SECOND        THIRD        FOURTH
----                        -----       ------        -----        ------
Common Stock price range
      High                  $3.37        $3.15        $2.55         $3.09
      Low                   $2.49        $2.20        $1.75         $1.90

The Company has never paid a cash dividend on its Common Stock and has used its cash for the development of its business. The Company has no present intention of paying a cash dividend. Payment of any future dividends will depend upon the Company's earnings, financial condition and other relevant factors.

Item 6.    Selected Financial Data
----------------------------------

The following table sets forth selected financial data of the Company for the last five years, and has been derived from the Company's audited financial statements. This selected financial data should be read in conjunction with the financial statements and related notes included in Item 8 of this Form 10-K.

                                                                                Year ended December 31,
                                                                         (in thousands except per share data)
---------------------------------------------------------------------------------------------------------------------
                                                                    2007       2006       2005       2004       2003
---------------------------------------------------------------------------------------------------------------------
Operating Results
Revenues                                                          $ 7,371    $ 9,633    $ 7,750    $ 8,699    $ 5,096
Loss from continuing operations                                    (7,540)    (5,631)    (2,591)      (341)    (3,482)
Loss from discontinued operations                                      --         --     (1,555)      (213)       (68)

Cumulative effect of change in accounting principle, net of tax        --         36         --         --         --
Net loss                                                          $(7,540)   $(5,595)   $(4,146)   $  (554)   $(3,550)
Loss per share - basic and diluted
         Loss from operations                                     $ (1.12)   $ (0.82)   $ (0.45)   $ (0.06)   $ (0.62)
         Discontinued operations                                       --         --      (0.26)     (0.04)     (0.01)
         Cumulative effect of change in accounting principle,
           net of tax                                                  --       0.01         --         --         --
         Net loss                                                 $ (1.12)   $ (0.81)   $ (0.71)   $ (0.10)   $ (0.63)
Weighted average number of common shares outstanding - basic
and diluted                                                         6,732      6,899      5,879      5,781      5,615

---------------------------------------------------------------------------------------------------------------------
Financial Position:
---------------------------------------------------------------------------------------------------------------------
Working capital                                                   $   334    $ 3,293    $ 7,251    $13,132    $12,851
Total assets                                                      $ 3,379    $10,646    $21,205    $18,956    $18,898
Stockholders' (deficit) equity                                    $  (383)   $ 7,148    $14,015    $15,015    $15,268
Stockholders' (deficit) equity per share - basic and diluted      $ (0.06)   $  1.04    $  2.38    $  2.60    $  2.72

Included in loss from operations were provisions for slow moving and obsolete inventory of $317,000, $640,000, $666,000, and $434,000 for the years 2007,
2006, 2004, and 2003, respectively. In 2005 the provision was reduced due to the sale of reserved items. Included in loss from operations in 2007 is a charge for the impairment of intangible assets of $2,887,000.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operation
         ------------

Executive Summary
-----------------

The Company designs, manufactures and sells voice processing equipment for use primarily by audio conferencing, telecommunications and cable broadband service providers. The Company's products include media servers and application servers. These products facilitate the deployment of voice resources in service providers' networks, such as traditional circuit-switched networks, as well as the next generation of packet-based networks.

Established service providers are looking for ways to offer additional features on their legacy networks while they transition to internet protocol based multimedia services. To effectively compete, the Company must expand its penetration in the market, and increase the applications available on its products.

Capital spending in the markets the Company serves can vary over time and change rapidly. In addition, the Company faces intense competition from larger and better financed competitors, and a few customers account for a significant portion of the Company's revenue. As a result, the Company's performance is subject to large fluctuations. Because of these uncertainties, it is difficult for the Company to make accurate short-term and long-term projections of results of operations and cash flows.

Results of Operations
---------------------

The Company reported losses from operations of $7.5 million in 2007 and $5.6 million in 2006.

In 2007, total revenues were $7.4 million, a decrease of $2.2 million (23%) from 2006. Product sales decreased $4.6 million all of which was attributable to decreased sales of the CX4000 product. Service revenues, which include maintenance revenue, increased $2.4 million over the 2006 level as a result of increased sales of spare parts for CX products, and increased maintenance contract revenues.

Gross margin was 62% in 2007 and 53% in 2006. The 2007 increase from 2006 was due to changes in product mix including higher service revenues and lower personnel costs. Included in cost of revenues were inventory obsolescence charges of $0.3 million in 2007, and $0.6 million in 2006.

Research and development expense decreased $0.7 million (13%) in 2007 from 2006. The 2007 decrease was due to lower personnel costs than in 2006.

Selling, general and administrative expense decreased $0.6 million (10%) in 2007 primarily due to lower personnel costs.

In the fourth quarter of 2007, the Company, based upon a review of the history of losses incurred and the projected future cash flows related to the intangible assets which were recorded as part of the acquisition of TE Networks in November 2005, determined that the carrying amount exceeded the implied fair value and, accordingly, recorded an impairment charge of $2.9 million for the full amount of the remaining unamortized balance of the intangible assets.

Interest expense increased to $285,000 in 2007 compared to $10,000 in 2006, as a result of borrowings under the term loan agreement entered into in January 2007. Other income was $0.6 million in 2007 and $0.3 million in 2006. The 2007 increase was due to an increased gain on the recovery of notes receivable of $0.3 million, and a gain of $0.1 million from settlement of deferred compensation, which was offset by a decrease of $0.2 million in interest income due to the lower level of 2007 investments.

The Company's effective tax rate was 0% for 2007 and 2006. Included in tax expense are changes in the deferred tax valuation allowance of $3.5 million in 2007 and $1.2 million in 2006. It is difficult to form a conclusion that such an allowance is not needed when there is evidence such as cumulative losses in recent years. The provision for income taxes is discussed in Note K to the financial statements.

The effect of inflation has not had a significant impact on the operating results of the Company to date.

Total rental expense amounted to $355,000 in 2007 and $376,000 in 2006. Future annual payments for long-term noncancellable leases for each of the five years in the period ending December 31, 2012 are approximately $275,000, $128,000, $0, $0 and $0, respectively.

Off-Balance Sheet Arrangements
------------------------------

The Company's off-balance sheet arrangements consist of facility and certain machinery and equipment leases.

Liquidity and Sources of Capital
--------------------------------

Operations used net cash of $3.4 million in 2007, and $4.7 million in 2006. The cash used by operations in 2007 and 2006 is primarily attributable to the losses from continuing operations. Cash provided (used) by investing activities was $(0.2) million in 2007, and $6.3 million in 2006. During 2006 the Company sold all of its investments in marketable securities. There were purchases of equipment and software of $0.2 million in 2007, and $0.3 million in 2006. Cash provided by financing activities of $1.2 million in 2007 is primarily due to the Company borrowing $1.5 million under a term loan agreement.

Working capital was $0.3 million at December 31, 2007 and $3.3 million at December 31, 2006. The ratio of current assets to current liabilities was 1.1:1 at December 31, 2007 and 2.3:1 at December 31, 2006. The decrease in working capital in 2007 from 2006 was primarily due to the net losses incurred in 2007.

The Company's contractual obligations at December 31, 2007 are as follows (amounts in thousands):
                                       Payments due by period
                                       ----------------------          Greater
                                   Less than                             than
                         Total      1 Year     1-3 Years   3-5 Years    5 Years
                       --------    --------    --------    --------    --------
Term loans             $  1,980    $  1,006    $    974    $      0    $      0
Operating leases       $    403    $    275    $    128    $      0    $      0
Purchase commitments   $    291    $    286    $      5    $      0    $      0
                       --------    --------    --------    --------    --------
                       $  2,674    $  1,567    $  1,107    $      0    $      0
                       --------    --------    --------    --------    --------

Term loan payments include principal, interest and financing fee. Payments made under operating leases are treated as rent expense. Purchase commitments are primarily inventory related.

In 2008, the Company anticipates making capital expenditures of less than $0.1 million.

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of approximately $7.5 million and $5.6 million for the years ended December 31, 2007 and 2006, respectively, and has an accumulated deficit of approximately $14.4 million, a stockholders' deficit of approximately $0.4 million and limited working capital at December 31, 2007. Additionally, the Company had a cash balance of $0.4 million at December 31, 2007 and has limited available borrowings during fiscal 2008 under its accounts receivable financing agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions during fiscal 2007 to reduce operating expenses, and to improve the salability of the VSR1000 product. The Company's 2008 operating plan reflects additional efficiencies which the Company believes can be realized, with the major objective being to increase the order volume for the VSR1000. Short and long-term liquidity require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful. If the Company's operations deteriorate due to increased competition, loss of a large customer or other adverse events, it may be required to obtain additional sources of funds through asset sales, capital market transactions or financing from third parties or a combination thereof. The Company has not been able to obtain operating profitability from continuing operations during the past seven years, and may not be able to be profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including cost reductions and securing additional debt financings in 2007 have been designed to improve operating results and liquidity, and to better position the Company to compete under current market conditions. However, the Company may in the future be required to seek new sources of financing or future accommodations from its existing lenders or other financial institutions, or it may seek equity infusions from private investors. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels to achieve profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. If the Company is unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about its ability to fund future operations. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

INVENTORIES - EXCESS AND OBSOLETE

Inventories are stated at the lower of cost (first-in, first-out method) or market. Provisions for excess and obsolete inventories are established based on historical experience and anticipated product demand.

DEFERRED TAX ASSETS

As of December 31, 2007, the Company has a valuation allowance for all $9.7 million of net deferred tax assets. In making such a determination, the Company considers its current and past performance, the market environment in which it operates, estimated future earnings, tax planning strategies and other factors. In the future, as these factors change, a change in the valuation reserve may be required. The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not and will provide a valuation allowance as necessary.

PENSIONS

The Company's defined benefit pension plan is reported in accordance with SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the over-funded or under-funded status of defined benefit pension plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company's fiscal year end. The Company adopted the recognition and measurement provisions of SFAS 158 effective for the year ended December 31, 2006. The adoption of SFAS 158 did not have a material effect on the financial statements as all future benefit accruals under the Company's defined benefit plan were curtailed in 1994.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value at the date of grant. The Company also grants shares of restricted common stock for a fixed number of shares to employees.

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

The Company has recognized compensation expense for its restricted stock grants. Upon adoption of SFAS 123(R), using the modified prospective method, the Company recognized a benefit of $36,000 as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, decreased loss per share by $0.01 for the fiscal year ended December 31, 2006.

INTANGIBLE ASSETS. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from four to ten years. All of the Company's intangible assets are subject to amortization.

The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists, and an impairment charge is recognized if an asset's carrying amount exceeds its implied fair value. In the fourth quarter of 2007, the Company, based upon a review of the history of losses incurred and the projected future cash flows related to the intangible assets which were recorded as part of the acquisition of TE Networks in November 2005, determined that the carrying amount exceeded the implied fair value and, accordingly, recorded an impairment charge of $2.9 million for the full amount of the remaining unamortized balance of the intangible assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company does not use derivatives and has no financial instruments subject to market risk. The Company has had no outstanding balances that are subject to fluctuations in market rates. The base rate on advances under the accounts receivable financing agreement fluctuates with the commercial prime rate.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ThinkEngine Networks, Inc.

We have audited the accompanying balance sheets of ThinkEngine Networks, Inc. (the "Company") as of December 31, 2007 and 2006, and the related statements of operations and comprehensive loss, stockholders' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ThinkEngine Networks, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has sustained net losses of approximately $7.5 million and $5.6 million for the years ended December 31, 2007 and 2006, respectively, and has an accumulated deficit of approximately $14.4 million, a stockholders' deficit of approximately $0.4 million and limited working capital at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
March 19, 2008

BALANCE SHEETS
THINKENGINE NETWORKS, INC.
(dollars in thousands)

                                                                                December 31,
                                                                            --------------------
ASSETS                                                                        2007        2006
                                                                            --------    --------
Current assets
    Cash and cash equivalents                                               $    415    $  2,764
    Accounts receivable, net                                                     990       1,354
    Notes and interest receivable, net                                           392          38
    Inventories, net                                                             766       1,439
    Other current assets                                                         102         232
                                                                            --------    --------
       Total current assets                                                    2,665       5,827

Loans to officers                                                                 --         444
Property, plant and equipment, net                                               591         970
Intangible assets, net                                                            --       3,356
Other assets, net                                                                123          49
                                                                            --------    --------
    Total assets                                                            $  3,379    $ 10,646
                                                                            ========    ========


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
    Accounts payable                                                        $    199    $    114
    Notes payable                                                                850          --
    Accrued compensation and benefits                                            543       1,003
    Deferred service revenues                                                    368         522
    Other accrued expenses                                                       371         895
                                                                            --------    --------
       Total current liabilities                                               2,331       2,534

Notes payable, less current portion                                              893         300
Other liabilities                                                                538         664
                                                                            --------    --------
    Total liabilities                                                          3,762       3,498
                                                                            --------    --------

Commitments and contingencies (Note M)                                            --          --

Stockholders' (deficit) equity
    Common stock, par value $.001 per share; authorized 20,000,000 shares          7           7
    Additional paid-in capital                                                15,330      14,938
    Accumulated deficit                                                      (14,416)     (6,876)
    Accumulated other comprehensive loss                                        (615)       (529)
                                                                            --------    --------
                                                                                 306       7,540
    Less cost of  251,947 and 179,356 common shares in treasury                 (689)       (392)
                                                                            --------    --------
    Total stockholders' (deficit) equity                                        (383)      7,148
                                                                            --------    --------
    Total liabilities and stockholders' (deficit) equity                    $  3,379    $ 10,646
                                                                            ========    ========

The accompanying notes to financial statements are an integral part of these financial statements.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THINKENGINE NETWORKS, INC.
(dollars in thousands except per share data)

                                                                  Year ended December 31,
                                                                  ----------------------
                                                                    2007          2006
                                                                  --------      --------
Revenues
    Product sales                                                 $  3,277      $  7,887
    Service                                                          4,094         1,746
                                                                  --------      --------
                                                                     7,371         9,633

Cost of revenues                                                     2,783         4,557
                                                                  --------      --------
Gross margin                                                         4,588         5,076
Other costs and expenses
    Research and development                                         4,778         5,506
    Selling, general and administrative                              4,945         5,497
    Impairment of intangible assets                                  2,887            --
    Interest expense                                                   285            10
    Other income                                                      (638)         (306)
                                                                  --------      --------
                                                                    12,257        10,707
Pretax loss                                                         (7,669)       (5,631)
Provision for (benefit from) income taxes                             (129)           --
                                                                  --------      --------
Loss from operations                                                (7,540)       (5,631)
Cumulative effect of change in accounting principle, net of tax         --            36
                                                                  --------      --------
Net loss                                                            (7,540)       (5,595)
    Pension  liability adjustment                                      (86)           51
                                                                  --------      --------
Comprehensive loss                                                $ (7,626)     $ (5,544)
                                                                  ========      ========

Weighted average common shares outstanding - basic and diluted       6,732         6,899
                                                                  ========      ========

Loss per share - basic and diluted:
    Loss from operations                                          $  (1.12)     $  (0.82)
    Cumulative effect of change in accounting principle                 --          0.01
                                                                  --------      --------
    Net loss                                                      $  (1.12)     $  (0.81)
                                                                  ========      ========

The accompanying notes to financial statements are an integral part of these financial statements.

STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
THINKENGINE NETWORKS, INC.
Years ended December 31, 2007, and 2006
(dollars in thousands)




                                      Common Stock                         Retained      Accumulated                      Total
                               -------------------------   Additional      Earnings       Compre-        Treasury     Stockholders'
                                  Shares                     Paid-In     (Accumulated     hensive         Shares        (Deficit)
                                  Issued        Amount       Capital        Deficit)       (Loss)         Amount          Equity
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at January 1, 2006       6,957,183   $         7   $    16,609    $    (1,281)   $      (580)   $      (740)   $    14,015

Shares issued pursuant to
  stock plans                           --            --        (2,221)            --             --          2,230              9
Shares issued to directors              --            --          (149)            --             --            149             --
Repurchase of shares                    --            --            --             --             --         (2,031)        (2,031)
Stock-based compensation                --            --           699             --             --             --            699
Unfunded pension liability              --            --            --             --             51             --             51
Net loss                                --            --            --         (5,595)            --             --         (5,595)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2006     6,957,183             7        14,938         (6,876)          (529)          (392)         7,148

Shares issued pursuant to
  stock plans                           --            --          (217)            --             --            401            184
Shares issued to directors              --            --          (118)            --             --            118             --
Repurchase of shares                    --            --            43             --             --           (816)          (773)
Stock-based compensation                --            --           626             --             --             --            626
Issuance of warrants in
  connection with notes
  payable                               --            --            58             --             --             --             58
Unfunded pension liability              --            --            --             --            (86)            --            (86)
Net loss                                --            --            --         (7,540)            --             --         (7,540)
                               -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2007     6,957,183   $         7   $    15,330    $   (14,416)   $      (615)   $      (689)   $      (383)
                               ===========   ===========   ===========    ===========    ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
THINKENGINE NETWORKS, INC.
(dollars in thousands)

                                                            Year ended December 31,
                                                            ------------------------
                                                               2007          2006
                                                            ----------    ----------
Operating Activities
    Loss from operations                                    $   (7,540)   $   (5,631)
    Adjustments to reconcile loss from operations to net
    cash used by operating activities:
      Impairment of intangible assets                            2,887            --
      Depreciation and amortization                              1,064           983
      Stock-based compensation expense                             626           699
      Amortization of deferred financing costs                      48            --
      Amortization of debt discounts                                25
      Loss on disposition of assets                                 --            56
      Cumulative effect of change in accounting principle           --           (36)
      Gain on settlement of deferred compensation                 (102)           --
      Deferred income taxes                                       (129)           --
      Gain on recovery of notes receivable                        (392)          (75)
      Net (increase) decrease in:
          Accounts receivable                                      364         2,211
          Inventories                                              673           806
          Other assets                                             134          (100)
      Net increase (decrease) in:
          Accounts payable                                          85          (700)
          Accrued compensation and benefits                       (441)         (544)
          Deferred service revenues                               (154)       (2,454)
          Other accrued expenses                                  (524)           57
                                                            ----------    ----------
      Net cash used by operating activities                     (3,376)       (4,728)
                                                            ----------    ----------

Investing Activities
    Purchases of marketable securities                              --        (4,753)
    Sale of marketable securities                                   --        11,123
    Proceeds from recovery of notes receivable                      38            37
    Additions to property, plant and equipment                    (213)         (265)
    Repayment of officers' loans                                    --           124
                                                            ----------    ----------
    Net cash (used) provided by investing activities              (175)        6,266
                                                            ----------    ----------

Financing Activities
    Payment for shares purchased for treasury                     (155)         (531)
    Proceeds from shares issued pursuant to stock plans             31             7
    Payment of principal on term loan                             (174)           --
    Proceeds from term loan                                      1,500            --
                                                            ----------    ----------
    Net cash provided (used) by financing activities             1,202          (524)
                                                            ----------    ----------

(Decrease) increase in cash and cash equivalents                (2,349)        1,014
Cash and cash equivalents - beginning of year                    2,764         1,750
                                                            ----------    ----------
Cash and cash equivalents - end of year                     $      415    $    2,764
                                                            ==========    ==========

The accompanying notes to financial statements are an integral part of these financial statements.

THINKENGINE NETWORKS, INC.
(dollars in thousands)


                                                             Year ended December 31,
                                                            ------------------------
                                                               2007          2006
                                                            ----------    ----------
Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
      Interest                                              $      160    $       10
                                                            ==========    ==========
      Income taxes, net                                     $       19    $        5
                                                            ==========    ==========
    Non-cash investing and financing activities:
      Repayment of loans to officers and accumulated
        interest with common stock                          $      465    $    1,500
                                                            ==========    ==========
      Cashless exercise of stock options                    $      153    $       38
                                                            ==========    ==========
      Increase in deferred financing fees in connection
        with term loan financing                            $      150    $        0
                                                            ==========    ==========
      Stock warrants issued in connection with term loan
        and financing agreements                            $       58    $        0
                                                            ==========    ==========
      Reduction in paid-in capital in connection with
        issuance of treasury shares                         $      335    $    2,370
                                                            ==========    ==========
      Repurchase of shares in connection with settlement
        of employee receivables                             $      153    $        0
                                                            ==========    ==========
















The accompanying notes to financial statements are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
THINKENGINE NETWORKS, INC.
(dollars in thousands except per share data)


NOTE A.  ORGANIZATION/NATURE OF BUSINESS

ThinkEngine Networks, Inc. (the "Company") designs, manufactures and sells voice processing systems, consisting of media servers and application servers, for use in telephone networks, audio call conferencing networks, and cable and non-cable VoIP networks. The Company's products are utilized in order to implement network announcements, interactive voice response, intelligent peripherals, audio conferencing, intelligent call routing, pre/post-paid calling cards and automatic speech recognition. The accompanying financial statements present the Company's financial position and results of operations as of and for the years ended December 31, 2007 and 2006.

The Company was incorporated in December 2006 under the laws of the State of Delaware. It was formerly known as Cognitronics Corporation, a New York state chartered corporation incorporated in January 1962, which was reincorporated in Delaware, and in December 2006 changed its name pursuant to a merger with and into the newly created corporation.

On November 18, 2005, the Company, then Cognitronics Corporation, acquired ThinkEngine Networks, Inc. for consideration consisting of 1,149,705 shares of the Company's common stock, $1.25 million in cash, and notes in the aggregate amount of $0.3 million. In 2006, the acquired ThinkEngine Networks, Inc. subsidiary was renamed TE Networks, Inc. ("TE Networks"). TE Networks was a provider of time division multiplexer ("TDM") and Internet Protocol ("IP") capable conferencing bridges and media servers to the telecommunications industry.

On January 8, 2007, at the direction of its Board of Directors, the Company merged its wholly-owned subsidiary TE Networks, Inc., with and into ThinkEngine Networks, Inc. The purpose of the merger was to combine the operating entities of the Company into one organization The effect of this merger was not material to the financial position or results of operations for the periods presented, and had no effect on previously reported net income, other comprehensive income or related earnings-per-share information.

On March 14, 2007, at the direction of its Board of Directors, the Company merged three inactive wholly-owned subsidiaries, American Computer Corporation, a New York corporation, Reed Printing, Inc., a New York corporation, and Stamford Crescent Corp., a Connecticut corporation, with and into ThinkEngine Networks, Inc., thereby extinguishing the outstanding common shares of the wholly-owned subsidiaries and transferring the assets and liabilities of the subsidiaries to ThinkEngine Networks, Inc. The purpose of the merger was to extinguish the inactive wholly-owned subsidiaries. The effect of these mergers was not material to the financial position or results of operations for the periods presented, and had no effect on previously reported net income, other comprehensive income or related earnings-per-share information.

NOTE B.  GOING CONCERN/MANAGEMENT'S PLAN

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of approximately $7.5 million and $5.6 million for the years ended December 31, 2007 and 2006, respectively, and has an accumulated deficit of approximately $14.4 million, a stockholders' deficit of approximately $0.4 million and limited working capital at December 31, 2007. Additionally, the Company had a cash balance of $0.4 million at December 31, 2007 and has limited available borrowings during fiscal 2008 under its accounts receivable financing agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions during fiscal 2007 to reduce operating expenses, and to improve the salability of the VSR1000 product. The Company's 2008 operating plan reflects additional efficiencies which the Company believes can be realized, with the major objective being to increase the order volume for the VSR1000. Short and long-term liquidity require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful.

NOTE C.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include the costs of engineering, design, feasibility studies, outside services, personnel, amortization of intangible assets, stock-based compensation and other costs incurred in development of the Company's products. All such costs are charged to expense as incurred.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of the Company's financial instruments (trade receivables, accounts payable, and short-term and long-term debt) approximate fair value due to their terms and maturities.

CASH AND CASH EQUIVALENTS. The Company considers financial instruments with a maturity of three months or less from the date of purchase to be cash equivalents. At December 31, 2007, all of the Company's cash and cash equivalent balances were with one financial institution.

CONCENTRATION RISKS AND UNCERTAINTIES. A major portion of the Company's revenues is generated by sales to a small number of customers, such that the Company had 56% of its net revenue from three customers in 2007, and 56% from two customers in 2006. The Company's receivables are primarily from well-established companies in the telecommunications and cable industries, and at December 31, 2007, two such companies accounted for 67% of the Company's accounts receivable. The loss of any of these customers would have a material adverse impact on the Company. The Company's markets are subject to rapid technological change and frequent introduction of new products. The Company's products are similar to those manufactured, or capable of being manufactured, by a number of companies, some of which are well established with financial, personnel and technical resources substantially larger than those of the Company. The Company's ability to compete in the future depends on its ability to maintain the technological and performance advantages of its current products and to introduce new products and applications that achieve market acceptance.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market. Provisions for excess and obsolete inventories are established based on historical experience and anticipated product demand.

PROPERTY AND EQUIPMENT. Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives ranging from 3 to 5 years. Computer software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally three years or less. Repairs and maintenance are expensed when incurred.

INTANGIBLE ASSETS. Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from four to ten years. All of the Company's intangible assets are subject to amortization. The Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists, and an impairment charge is recognized if an asset's carrying amount exceeds its implied fair value.

PENSIONS. The Company's defined benefit pension plan is reported in accordance with SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the over-funded or under-funded status of defined benefit pension plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company's fiscal year end. The Company adopted the recognition and measurement provisions of SFAS 158 effective for the year ended December 31, 2006. The adoption of SFAS 158 did not have a material effect on the financial statements as all future benefit accruals under the Company's defined benefit plan were curtailed in 1994.

INCOME TAXES. Income taxes are provided on all revenue and expense items included in the statement of operations, regardless of the period in which such items are recognized for income tax purposes, adjusted for items representing permanent differences between pretax accounting income and taxable income. Deferred income taxes result from the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes. A valuation allowance is provided to the extent the Company cannot determine that the ultimate realization of net deferred tax assets is more likely than not.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109, ("FIN 48"). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company does not have any uncertain tax positions or unrecognized tax benefits, and there was no effect on its financial condition or results of operations as a result of adopting FIN 48.

STOCK-BASED COMPENSATION. The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value at the date of grant. The Company also grants shares of restricted common stock for a fixed number of shares to employees.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) SHARE-BASED PAYMENT, ("SFAS No. 123(R)"), which establishes accounting for equity instruments exchanged for employee, director and third party services. Under the provisions of SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

The Company estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company's stock options granted during the year ended December 31, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive stock option awards.

Upon adoption of SFAS 123(R), using the modified prospective method, the Company recognized a benefit of $36 as a cumulative effect of a change in accounting principle resulting from the requirement to estimate forfeitures of the Company's restricted stock grants at the date of grant instead of recognizing them as incurred. The estimated forfeiture rate was applied to the previously recorded compensation expense of the Company's unvested restricted stock in determining the cumulative effect of a change in accounting principle. The cumulative benefit, net of tax, decreased loss per share by $0.01 for the fiscal year ended December 31, 2006.

COMPREHENSIVE INCOME (LOSS). SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances involving non-owner sources.

INCOME (LOSS) PER SHARE. In computing basic earnings (loss) per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included, except in those fiscal periods when the Company has incurred a loss. The weighted average number of common shares used in both the basic and diluted earnings per share calculations were 6,732,363 for 2007 and 6,899,399 for 2006.

ACCOUNTING STANDARDS NOT YET ADOPTED. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position (FSP) that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FSP did not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. We intend to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently evaluating the effects, if any, that SFAS No. 157 may have on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities -- including an Amendment of SFAS No. 115" (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement.

In June 2007, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 07-3, "Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities" (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The Statement is effective for fiscal years beginning after December 15, 2007. Management estimates that upon adoption, this guidance will not have a material effect on our financial condition and results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11), which requires entities to record to additional paid in capital the tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management estimates that upon adoption, this guidance will not have a material effect on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS No. 141(R)) which retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R). This standard will be applied to all future business combinations.

RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE D.  MARKETABLE SECURITIES

The Company's marketable securities were sold during 2006 and consisted of corporate and municipal bonds, and auction rate preferred stock classified as held-to-maturity.

NOTE E.  ACCOUNTS RECEIVABLE, NET
Accounts receivable are presented net of an allowance for uncollectible accounts of $50 and $20 at December 31, 2007 and 2006, respectively. The Company wrote off uncollectible accounts, net of recoveries, of $0 in 2007 and $39 in 2006. The Company determines the allowance based on known troubled accounts, historical experience, and other available evidence.

NOTE F.  INVENTORIES, NET
                                                  2007             2006
                                               ----------       ----------
Finished goods, net                            $      551       $      591
Raw materials, net                                    215              848
                                               ----------       ----------
                                               $      766       $    1,439
                                               ==========       ==========

Included in the above amounts is the Company's reserve for slow moving and obsolete inventories totaling $3,387 and $3,337 at December 31, 2007 and 2006, respectively. The reserve for slow moving and obsolete inventories increased by $50 in 2007, and $283 in 2006.

NOTE G.  PROPERTY, PLANT AND EQUIPMENT, NET
                                                  2007             2006
                                               ----------       ----------
Machinery and equipment                        $    1,900       $    2,914
Furniture and fixtures                                885              885
                                               ----------       ----------
                                                    2,785            3,799
Less: accumulated depreciation                      2,194            2,829
                                               ----------       ----------
                                               $      591       $      970
                                               ==========       ==========

The Company recorded depreciation expense of $595 in 2007 and $447 in 2006.

NOTE H.  INTANGIBLE ASSETS, NET

The Company's intangible assets consist of acquired technology relating to higher level applications, an operating system and a board design capitalized as part of the November 2005 acquisition of TE Networks, Inc. Intangible assets have an original cost of $3,883 and are presented net of accumulated amortization of $527 at December 31, 2006. The Company had recorded amortization expense of $469 in 2007 and $468 in 2006. In the fourth quarter of 2007, the Company, based upon a review of the history of losses incurred and the projected future cash flows related to the intangible assets, determined that the carrying amount exceeded the implied fair value and, accordingly, recorded an impairment charge for the full amount of the remaining unamortized balance of the intangible assets totaling $2,887.

NOTE I.  NOTES PAYABLE

In November 2005, as part of the consideration paid to Prism VentureWorks ("Prism") for the acquisition of TE Networks, Inc., the Company issued $300 in interest-free notes (the "Prism Notes") payable in full in November 2006. In November 2006, without penalty, the holders of the Prism Notes extended the payment due date until April 2008.

On January 16, 2007, the Company borrowed $1,500 under a term loan agreement (the "Term Loan"). The Term Loan bears interest at the rate of 13% per annum, matures on February 10, 2010, and requires an additional $150 payment to the lender on the maturity date. The Term Loan is to be repaid in six interest-only monthly installments followed by thirty monthly installments of principal and interest. In connection with the Term Loan agreement, the Company issued a ten-year common stock warrant to the lender to purchase 35,000 shares of the Company's common stock at an exercise price of $3.47 per share which was the closing market price on January 16, 2007. The fair value of the warrant was estimated at $49, using the Black-Scholes model and the assumptions shown in the table below.

On September 28, 2007, the Company entered into a financing agreement (the "Financing Agreement") in order to factor certain of the Company's accounts receivables. Pursuant to the Financing Agreement, the lender may advance the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of accounts receivable. The sale of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.65% per month, subject to adjustment depending on changes in the commercial prime rate. No receivables were factored under this Financing Agreement as of December 31, 2007. The Financing Agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary non-financial covenants but does not contain any financial covenants. In connection with the Financing Agreement, the Company issued a five-year common stock warrant to the lender to purchase 21,276 shares of the Company's common stock at an exercise price of $1.88 per share which was the closing market price on September 28, 2007. The fair value of the warrant was estimated to be $9, using the Black-Scholes model and the assumptions shown in the table below.

With respect to the Term Loan and the Financing Agreement, the Company pledged as collateral substantially all of its non-intellectual property business assets. The two lenders and the Company have entered into an Intercreditor Agreement wherein the seniority and order of priority with respect to access to the collateral in the case of default is established.

The following table summarizes the assumptions used to calculate the fair value of warrants issued in conjunction with notes payable:

                                                                 Financing
                                                Term Loan        Agreement
                                                ---------        ---------
Dividend yield                                       0.0%             0.0%
Expected volatility                                 53.0%            59.5%
Risk free interest rate                             4.79%            4.04%
Expected holding period                           3 years           1 year

The following table summarizes notes payable at December 31:

                                                  2007             2006
                                               ----------       ----------
Prism notes                                    $      300       $      300
Term loan                                           1,443               --
                                               ----------       ----------
                                                    1,743              300
Less: current portion                                 850               --
                                               ----------       ----------
                                               $      893       $      300
                                               ==========       ==========

Required payments related to the outstanding notes payable are $850 in 2008, $629 in 2009, $264 in 2010, and zero thereafter.

NOTE J.  OTHER LIABILITIES (SEE NOTE M)
                                                  2007             2006
                                               ----------       ----------
Officers' supplemental pension                 $      196       $      254
Deferred compensation                                  --              139
Defined benefit pension plan                          473              634
                                               ----------       ----------
                                                      669            1,027
Less: current portion                                 131              363
                                               ----------       ----------
                                               $      538       $      664
                                               ==========       ==========

NOTE K.  INCOME TAXES

The components of the provision for (benefit from) income taxes for the years ended December 31 are as follows:

                                                  2007             2006
                                               ----------       ----------

Current                                        $       --       $       --
Deferred                                             (129)              --
                                               ----------       ----------
       Benefit from income taxes               $     (129)      $        0
                                               ==========       ==========

As a result of the Company's continued review of its tax positions, in 2007 it reversed a tax provision previously booked in relation to its defined benefit pension plan.

A reconciliation of the statutory federal income tax rate to the effective tax rate on pretax loss for the years ended December 31, is as follows:

                                                  2007             2006
                                               ----------       ----------
Statutory federal income tax rate                   (34.0)%          (34.0)%
State tax (net of federal benefit)                  (13.0)              --
Write-off and amortization of intangibles            14.2              2.9
Stock-based compensation expense                      0.8              3.0
Valuation allowance                                  42.8             28.0
R&D tax credit                                       (5.3)              --
Other                                                (7.1)             0.1
                                               ----------       ----------
                                                     (1.6)%              0%
                                               ==========       ==========

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities and their tax bases, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

                                                  2007             2006
                                               ----------       ----------
Deferred tax liabilities                       $       --       $       77
Deferred tax assets:
    Fixed assets                                      193               --
    Inventory valuation                             1,327            1,262
    Accrued liabilities and employee benefits         326              526
    Stock compensation                                434               --
    Accrued deferred compensation                      --              134
    Deferred revenue                                  142               --
    Federal operating loss carryforward
      expiring in 2027                              5,922            3,853

    Separate return federal operating loss
      carry forwards expired                           --              445
    State NOL carry forwards                          930               --
    Research credit carry forwards                    425               --
    Other                                              42              148
                                               ----------       ----------
Total deferred tax assets                           9,741            6,368
                                               ----------       ----------
Total net deferred tax assets                       9,741            6,291
    Valuation allowance                            (9,741)          (6,291)
                                               ----------       ----------
Net deferred tax assets                        $        0       $        0
                                               ==========       ==========

The Company has increased its valuation allowances by $3,450 in 2007 and $1,214 in 2006, as the Company cannot determine that the ultimate realization of its net deferred tax asset is more likely than not.

As of December 31, 2007, the Company had net operating loss carry forwards for federal income tax purposes of approximately $17,900 which are available to offset future federal taxable income through 2027. A portion of the federal amount totaling $4,100 is subject to an annual limitation of approximately $206, as defined by federal income tax regulations (Section 382), as a result of an acquisition in 2005. The Company has a tax benefit of approximately $434 related to the exercise of stock options. Pursuant to SFAS No. 123 (R), the benefit will be recognized and recorded to APIC when the benefit is realized through the reduction of taxes payable.

The Company complies with the provisions of FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN No. 48"). FIN No. 48 addresses the determination of whether tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that it has no uncertain tax positions requiring recognition under FIN No. 48.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2005. State jurisdictions that remain subject to examination range from years before 2000 to 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

NOTE L.  OTHER (INCOME) EXPENSE, NET

The components of other (income) expense for the years ended December 31, are as follows:
                                                  2007             2006
                                               ----------       ----------

Gain on recovery of notes receivable           $     (392)      $      (75)
Interest income                                      (140)            (306)
Gain on settlement of deferred compensation          (102)              --
Other (gain) loss                                      (4)              19
Loss on disposal of fixed assets                       --               56
                                               ----------       ----------
                                               $     (638)      $     (306)
                                               ==========       ==========

On March 3, 2008, the Company received $392 as payment in full of the remaining principal balances and interest due on two notes executed in 2005 as consideration for the sale of its former UK subsidiary, Dacon Electronics, plc. These notes were fully reserved at that time, and the related charge had been included in the loss on sale of discontinued operations that was recognized in the fiscal year ended December 31, 2005.

NOTE M.  COMMITMENTS AND CONTINGENCIES

LEASES. The Company leases its facilities and certain machinery and equipment under non-cancelable operating leases. Rent expense under operating leases totaled $355 in 2007 and $376 in 2006. Future minimum annual payments under operating leases for each of the five years in the period ending December 31, 2012 are approximately $275, $128, $0, $0, and $0 respectively.

PURCHASE COMMITMENTS. The Company has purchase commitments of $286 in 2008 and $5 in 2009. These are primarily related to inventory purchases.

PENSION PLAN. The Company has a defined benefit pension plan covering certain eligible employees. Employees that joined the Company after June 30, 1994 are not eligible to participate. The benefits are based on years of service and the employee's compensation. No additional service cost benefits were earned subsequent to June 30, 1994. Because of this curtailment of the Plan in 1994, at this time the Projected Benefit Obligation and Accumulated Benefit Obligation are the same. The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

The following table sets forth the changes in benefit obligations and plan assets, and reconciles amounts recognized in the accompanying balance sheets at December 31:
                                                  2007             2006
                                               ----------       ----------
Projected and accumulated benefit obligation
for services rendered to date:
   Beginning of year                           $    1,817       $    1,843
   Loss due to change in estimates                     27               58
   Interest cost                                       82               44
   Less: benefits paid                               (300)            (128)
                                               ----------       ----------
   End of year                                      1,626            1,817
                                               ----------       ----------
Plan assets at fair value
   Beginning of year                                1,183            1,068
      Actual return on plan assets                     51               78
      Contribution                                    230              165
      Less administrative expenses                    (11)               0
      Less benefits paid                             (300)            (128)
                                               ----------       ----------
   End of year                                      1,153            1,183
                                               ----------       ----------
Plan assets less than benefit obligation       $     (473)      $     (634)
                                               ==========       ==========

The components of net periodic pension cost of the plan for the years ended December 31 are as follows:
                                                  2007             2006
                                               ----------       ----------
Interest cost on projected benefit obligation  $       82       $       44
Actual (return)/loss on plan assets                   (51)             (78)
SFAS 88 settlement                                     69                0
Net amortization of loss and other expenses            13              108
                                               ----------       ----------
       Net periodic pension cost               $      113       $       74
                                               ==========       ==========

Other changes in plan assets and benefit obligations recognized in comprehensive loss:
                                                  2007             2006
                                               ----------       ----------
SFAS 158 transition adjustment                 $     (658)      $     (709)
New net loss                                          615              658
                                               ----------       ----------
Total recognized in other comprehensive loss   $      (43)      $      (51)
                                               ==========       ==========
Total recognized in net periodic benefit cost
and other comprehensive loss                   $       70       $       23
                                               ==========       ==========


Effects of transition to SFAS 158 as of December 31, 2006:

                                       Before SFAS   Effect of    After SFAS
                                           158        SFAS 158        158
                                       -----------  -----------  -----------
Prepaid cost/(accrued liability)            $  24        $(658)       $(634)
Accumulated other comprehensive loss        $(658)       $   0        $(658)

The estimated amount of net loss that will be amortized from accumulated other comprehensive loss into net periodic pension benefit cost in 2008 is $41.

Assumptions:                                      2007             2006
------------                                   ----------       ----------
Weighted-average assumptions used to determine
benefit obligation as of year-end:
Discount rate                                       4.52%            4.69%
Rate of compensation increase                       0.00%            0.00%
Weighted-average assumptions used to determine
net benefit cost:
Discount rate                                       4.69%            4.73%
Rate of compensation increase                       0.00%            0.00%
Expected return on plan assets                      6.50%            6.50%

The plan's weighted-average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

Asset Category                                    2007             2006
--------------                                 ----------       ----------
Equity Securities                                      0%              49%
Debt Securities                                      100%              20%
Cash and cash equivalents                              0%              31%

The Company's accrual for its defined benefit pension plan included a current liability of $80 and $245 at December 31, 2007 and 2006, respectively, which is included in accrued compensation and benefits, and a long-term liability of $393 and $389 at December 31, 2007 and 2006, respectively, which is included in other liabilities on the accompanying balance sheets.

The following benefit payments are expected to be paid: $94 in 2008, $92 in 2009, $97 in 2010, $125 in 2011, $126 in 2012 and $642 for the five year period ending in 2017. The Company expects to contribute $80 to the plan in 2008.

401(K) RETIREMENT PLAN. The Company has a defined contribution plan covering substantially all employees. The Company has not made any contributions to the plan.

OFFICERS' SUPPLEMENTAL PENSION PLAN. The Company has an unfunded, noncontributory defined benefit pension plan covering two retired officers. The components of net pension cost of the plan for the years ended December 31 are as follows:

                                                  2007             2006
                                               ----------       ----------
Interest cost on projected benefit obligation  $        9       $       13
Amortization of actuarial gains                        (6)              (2)
                                               ----------       ----------
Net periodic pension cost                      $        3       $       11
                                               ==========       ==========

The following table sets forth the plan's status and the accrued pension liability recognized in the accompanying balance sheets at December 31:

                                                  2007             2006
                                               ----------       ----------
Projected benefit obligations
  Balance at beginning of period               $      211       $      268
    Interest expense                                    9               13
    Less benefits paid                                (67)             (70)
                                               ----------       ----------
  Balance at end of period                            153              211
Unrecognized net gain                                  43               43
                                               ----------       ----------
Accrued pension liability                      $      196       $      254
                                               ==========       ==========

The discount rate used in determining the projected benefit obligation was 5.5% in 2007 and 2006. All participants are retired and therefore future increases in compensation are not applicable.

DEFERRED COMPENSATION. At December 31, 2007 and 2006, the liability relating to a deferred compensation arrangement between the Company and a former director and officer of the Company was $0 and $139, respectively, and is included in other liabilities.

NOTE N.  STOCK PLANS

The Company has, in certain circumstances, granted, at the fair market value on the date of grant, nonqualified options as an inducement to enter into employment with the Company ("Inducement Options"). These options generally become vested in three equal annual installments on a cumulative basis generally commencing six months after the date of grant and expire 10 years following the grant date.

The 1990 Stock Option Plan provides for the grant, at fair market value on the date of grant, of nonqualified stock options and incentive stock options. Options generally expire ten years after the date granted.

The Directors' Stock Option Plan, as amended, provides for an annual grant of options to non-employee directors. This plan provides for the automatic award of options to purchase 6,000 shares of common stock at the fair market value at the date of grant to each person who is a participant on August 1 of each year and pro-rated awards in certain circumstances. Options become vested one year after the date of grant. The awards expire ten years following the grant date.

Share information pertaining to the option plans is as follows:

                                                       Weighted         1990            Weighted       Directors'        Weighted
                                                       Average          Stock           Average          Stock           Average
                                    Inducement         Exercise        Option           Exercise         Option          Exercise
                                      Options           Price           Plan             Price            Plan            Price
                                   -------------    -------------   -------------    -------------   -------------    -------------
Outstanding at January 1, 2006           705,000    $        2.55       1,089,470    $        3.95         147,750    $        2.94
   Granted                               140,000             2.92         657,500             3.54          31,000             2.08
   Cancelled or expired                 (278,334)            2.58        (688,969)            4.30         (12,000)            2.05
   Exercised                                  --                          (84,868)            1.69              --
                                   -------------                    -------------                    -------------
Outstanding at December 31, 2006         566,666             2.62         973,133             3.62         166,750             2.84
   Granted                                    --                          793,000             1.33          20,500             2.17
   Cancelled or expired                 (166,666)            2.58        (256,761)            4.16         (50,500)            3.12
   Exercised                                  --                          (58,166)            1.97         (35,000)            1.95
                                   -------------                    -------------                    -------------
Outstanding at December 31, 2007         400,000             2.64       1,451,206             2.34         101,750             2.88
                                   =============                    =============                    =============
Available for future grant                     0                          112,660                          235,750
                                   =============                    =============                    =============
Average remaining term                   8.0 yrs                          7.0 yrs                          4.4 yrs
Exercisable at December 31, 2007         263,327             2.64         672,326             3.10          81,250             3.06
                                   =============                    =============                    =============
Intrinsic Value:
   Outstanding                     $           0                    $          31                    $           0
                                   =============                    =============                    =============
   Exercisable                     $           0                    $           8                    $           0
                                   =============                    =============                    =============


The following table summarizes information relating to current outstanding and exercisable stock options as of December 31, 2007:

                                                       Options                          Options        Options
                                                     Outstanding                      Exercisable     Exercisable
                                   ----------------------------------------------    -------------   -------------
                                                      Weighted
                                                       Average         Weighted                        Weighted
                                     Number of        Remaining        Average                         Average
                                       Shares        Contractual       Exercise        Number of       Exercise
Exercise Price                      Outstanding     Life (in years)     Price            Shares         Price
--------------------               -------------    -------------   -------------    -------------   -------------
Inducement Options:
        $2.30-2.55                       290,000              7.8   $        2.54          189,997   $        2.55
       2.59 - 3.05                       110,000              8.3            2.89           73,330            2.89
                                   -------------                                     -------------
                                         400,000                                           263,327
                                   =============                                     =============
1990 Option Plan:
          $0.20                          444,000             10.0   $        0.20          111,000   $        0.20
           1.55                          106,167              2.0            1.55          106,167            1.55
        2.15-2.85                        690,289              7.1            2.71          289,409            2.61
        2.86-4.99                         45,000              9.2            2.93               --
           5.00                           88,250              1.0            5.00           88,250            5.00
       9.06 - 9.70                        77,500              0.8            9.07           77,500            9.07
                                   -------------                                     -------------
                                       1,451,206                                           672,326
                                   =============                                     =============
Directors Option Plan:
          $1.45                            6,000              2.5   $        1.45            6,000   $        1.45
       2.00 - 2.11                        47,000              6.1            2.06           29,000            2.06
       2.81 - 6.10                        48,750              2.9            3.85           46,250            3.89
                                   -------------                                     -------------
                                         101,750                                            81,250
                                   =============                                     =============

The following table summarizes the status of the Company's non-vested stock options for 2007 and 2006:

                                                    Non-Vested Options
                                                --------------------------
                                                  Number         Weighted
                                                    of            Average
                                                  Shares        Fair Value
                                                ----------      ----------
Non-vested at January 1, 2006                      934,999      $     2.57
    Granted                                        486,000            2.81
    Vested                                        (386,823)           2.53
    Forfeited                                     (311,500)           2.57
                                                ----------
Non-vested at December 31, 2006                    722,676            2.71
    Granted                                        813,500            1.35
    Vested                                        (388,910)           2.00
    Forfeited                                     (211,213)           3.49
                                                ----------
Non-vested at December 31, 2007                    936,053            1.83
                                                ==========

The Company also has a restricted stock plan ("Restricted Stock Plan") which provides for the award of shares to key employees. The awards vest in five equal annual installments commencing two years after the date of the award.

In 2006, as an inducement to enter into employment with the Company, a total of 275,000 restricted common shares were granted to two key executives which vest four years after the date of grant. Such rights are subject to immediate vesting in the event of change of control of the Company or involuntary termination of employment for reasons other than cause. The total value of the restricted common shares on the dates of grant was $564, and was based on the fair market value of $2.05 per share on the grant dates. Compensation expense for these grants totaled $141 in 2007 and $43 in 2006.

Information pertaining to restricted stock grants is as follows:

                                                Restricted
                                                Stock Plan      Inducement
                                                  Shares          Shares
                                                ----------      ----------
Outstanding at December 31, 2005                   182,050              --
    Granted                                             --         275,000
    Cancelled or expired                           (71,900)             --
    Vested                                         (87,650)             --
                                                ----------      ----------
Outstanding at December 31, 2006                    22,500         275,000
    Granted                                             --              --
    Cancelled or expired                           (19,200)             --
    Vested                                          (2,100)             --
                                                ----------      ----------
Outstanding at December 31, 2007                     1,200         275,000
                                                ==========      ==========
Available for future grant                         413,600              --
                                                ==========      ==========
Average remaining term                           1.3 years       2.7 years


In 2002, the Company granted to key executives the right to receive 395,000 common shares which vested on January 2, 2006. The total value of the rights at the date of grant was $612 and was based on the market price of $1.55 per share.

The following table summarizes the components and classification of stock-based compensation expense included in the statements of operations:

Year ended December 31,                            2007            2006
                                                ----------      ----------
Stock options                                   $      491      $      521
Stock grants                                           135              46
Stock options - severance                               --             132
                                                ----------      ----------
  Total stock-based compensation                $      626      $      699
                                                ----------      ----------

Cost of revenues                                $       48      $       31
Research and development                                46             240
Selling, general and administrative                    532             428
                                                ----------      ----------
Total stock-based compensation                  $      626      $      699
                                                ==========      ==========

As of December 31, 2007 and 2006, respectively, approximately $347 and $500 of unrecognized stock compensation (net of estimated forfeitures) related to unvested option awards and unvested stock grants, respectively, are expected to be recognized over weighted-average periods of 5.0 and 2.8 years, respectively.

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants of $0.61 during the year ended December 31, 2007:

Dividend yield                                       0.0%
Weighted average volatility                        65.24%
Risk free interest rate                             3.95%
Expected holding period                         2.7 years

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

The Company recognizes stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 15%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

For the purpose of the statement of cash flows, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity.

NOTE O.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Cumulative other comprehensive loss consists of the following at December 31:

                                                   2007            2006
                                                ----------      ----------
Unfunded pension liability, net of tax of
$0 in 2007 and  $129 in 2006                    $     (615)     $     (529)
                                                ==========      ==========

NOTE P.  RELATED PARTY TRANSACTIONS

Prior to August 2002, the Company had advanced amounts to officers primarily for personal income taxes related to various stock option grants. The amounts outstanding at December 31, 2007 and 2006 were $0 and $444, respectively, including interest accrued on the advances. This indebtedness bore interest at rates approximating market rates and was payable upon demand. During 2006, former officers of the Company repaid loans and accumulated interest, aggregating approximately $1,630. Repayment consisted of $124 and 597,144 shares of the Company's common stock, valued at the closing market price at the date of the repayment of the loans. During 2007, former officers repaid loans and accumulated interest aggregating $465. Repayment consisted of 155,972 shares of the Company's common stock, valued at the closing market price at the date of the repayment of the loans.

The Company paid $140 in 2007 and $40 in 2006 in consulting fees to Mr. Brian Kelley, a former officer and director, in accordance with the terms of his termination agreement.

Mr. Robert Fleming, Chairman of the Company's Board of Directors, is the designated representative on the Board of Prism VentureWorks ("Prism") which owns 1,149,705 shares of the Company's common stock. The contractual terms in connection with the acquisition of ThinkEngine Networks, Inc. in November 2005 provide that, so long as Prism or one of its affiliated funds holds 400,000 or more shares of the Company's common stock, the Company shall cause an individual designated by Prism and acceptable to the Company's Board to be elected a director.

NOTE Q.  SUBSEQUENT EVENT

On March 18, 2008 the Company was delisted from the American Stock Exchange (the "Exchange" or "AMEX") as the Company no longer complied with the Exchange's continuing listing standards due to the Company's history of losses and the Company's inability to achieve the minimum stockholders' equity requirements, as set forth in Sections 1003(a)(ii) and 1003(a)(iii) of the AMEX Company Guide.

Following delisting, trading of the Company's common stock will be limited to the OTC Bulletin Board, the Pink Sheets or similar quotation systems. Inclusion of the Company's common stock on these quotation systems could adversely affect the liquidity and price of the Company's common stock and make it more difficult for us to raise additional capital on favorable terms, if at all. In addition, this de-listing by the AMEX may negatively impact the Company's reputation and, as a consequence, its business. Furthermore, the Pink Sheets and OTC Bulletin Board are viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of the Company's common stock.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

Not applicable.


Item 9A(T).  Controls and Procedures
------------------------------------

QUARTERLY EVALUATION. The Company's management carried out an evaluation as of December 31, 2007 of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which the Company refers to as the Company's disclosure controls. This evaluation was done under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require that the Company present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls as of the end of the period covered by this annual report.

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

PERIODIC EVALUATION AND CONCLUSION OF DISCLOSURE CONTROLS AND PROCEDURES. As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of December 31, 2007.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the year ended December 31, 2007, the Company made changes to its internal controls, designed to centralize financial reporting in light of recent changes to the organizational structure of the Company. There were no other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control for financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This annual report does not contain an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information
--------------------------

Not applicable.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance
---------------------------------------------------------------

BOARD INFORMATION AND COMMITTEES

         NAME, AGE, POSITIONS, PRINCIPAL OCCUPATION,                    DIRECTOR
            DIRECTORSHIPS AND BUSINESS EXPERIENCE                        SINCE
--------------------------------------------------------------------------------
Robert C. Fleming, 51, is a co-founder of Prism VentureWorks              2005
("Prism"), a venture capital investment firm, and was a partner of the firm from 1996 until March 1, 2006.

Michael G. Mitchell, 47, has been President and Chief Executive           2006
Officer of the Company since August 2006. Previously he had been Executive Vice President, Business Development of
ThinkEngine Networks, Inc., from November 2005 to April 2006, and
President and Chief Executive Officer of ThinkEngine Networks,
Inc., prior to the merger with Cognitronics Corporation, from 2001 until November 2005.

Robert H. Scott, 53, has been President and Chief Executive               2006
Officer of Colubris Networks, Inc. since April 2007.
Previously he was President and Chief Executive Officer of Xelor
Software, Inc. from September 2004 to March 2007, and IPeria,
Inc. from 2003 to 2004, and Chairman of Octave Communications
Inc. from 1998 to 2003.

William J. Stuart, 56, has been Senior Vice President and Chief           2001
Financial Officer of Avici Systems Inc. since August 2006.
Previously he had been a general partner of Still River Funds since September 2001.

John E. Sweeney, 50, has been President and Chief Executive               2006
Officer of Apparent Networks since July 2007. Previously he was Vice President and General Manager of RSA, the Information and Security Division of EMC Corp. from September 2006 to May
2007, and President and Chief Executive Officer of its predecessor, Network Intelligence Corporation, since 2004.
Previously he was President and Chief Executive Officer of
Stargus Communications, Inc. during 2004 and a partner of Prism
Venture Partners from 2000 to 2003.

All directors are elected to annual terms. Mr. Robert Fleming, chairman of the Company's Board of Directors, is the designated representative on the Board of Prism VentureWorks which owns 1,149,705 shares of the Company's common stock. The contractual terms in connection with the acquisition of ThinkEngine Networks, Inc. in November 2005 provide that, so long as Prism or one of its affiliated funds holds 400,000 or more shares of the Company's common stock, the Company shall cause an individual designated by Prism and acceptable to the Company's Board to be elected a director.

The board met six times in 2007 and acted four times by unanimous written consent. Each incumbent director attended at least 75 percent of the total number of board meetings and meetings held by the board committees on which he served during 2007. The board has determined that each of our non-employee directors currently serving on the board or who served on the board during 2007 are independent based upon the criteria provided by AMEX rules.

Members of the board serve on one or more of the three committees described below, except for directors who are also employees of the Company, who do not serve on any of these committees.

The Audit Committee, which met six times in 2007, monitors our financial reporting standards and practices and our internal financial controls to ensure compliance with the policies and objectives established by the board of directors. The committee directly retains and recommends for stockholder ratification an independent accounting firm to conduct the annual audit, and discusses with our independent accountants the scope of their examinations, with particular attention to areas where either the committee or the independent accountants believe special emphasis should be directed. The committee reviews the quarterly and annual financial statements and the annual independent accountants' report, invites the accountants' recommendations on internal controls and on other matters, and reviews the evaluation given and corrective action taken by management. It reviews the independence of the accountants and pre-approves audit and permissible non-audit services. It also reviews our internal accounting controls and the scope and results of our internal auditing activities. Members of the Audit Committee are Messrs. Scott, Stuart (Chairman), and Sweeney. Mr. William Merritt served on the Audit Committee until his board service terminated on May 10, 2007. Mr. Sweeney joined the Audit Committee on May 10, 2007.

Each member of the committee is independent under Rule 10A-3 of the Securities and Exchange Commission and AMEX listing standards. The board of directors has determined that Mr. Stuart, Chairman of the committee, qualifies as an "audit committee financial expert" as that term is defined in Regulation S-K of the Securities and Exchange Commission.

The Compensation Committee, which met three times in 2007, oversees our executive and director compensation programs, including establishing our executive and director compensation policies and annually reviewing all components of compensation to ensure that our objectives are appropriately achieved. These functions are not delegated to our officers or to third-party professionals, although the committee may from time to time retain third-party consultants to provide advice regarding compensation issues. No consultants were utilized in 2007. The committee also considers input from our executive officers although final decisions regarding executive compensation are made by the committee. The committee is also responsible for certain administrative aspects of our compensation plans and stock plans, and approves or recommends changes in these plans. It also approves performance targets and grants under our incentive plans and our stock plan for our executive officers. The committee also reviews officers' potential for growth, and, with the chief executive officer, will be responsible for succession planning and ensuring management continuity. Members of the Compensation Committee are Messrs. Fleming, Stuart (Chairman), and Sweeney. Mr. Fleming joined the Compensation Committee on May 10, 2007. Mr. William Merritt served on the Compensation Committee until his board service terminated on May 10, 2007.

The Nominating Committee, which met once in 2007, recommends nominees for election to the board of directors. Members of the Nominating Committee are Messrs. Fleming (Chairman), Scott, and Sweeney.

The three committees described above are each governed by a written charter. Copies of each committee charter are available on our website at www.thinkengine.com.

CODE OF ETHICS

Our board of directors has approved a Code of Business Conduct in accordance with the rules of the Securities and Exchange Commission and the American Stock Exchange that governs the conduct of each of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Business Conduct is maintained on our website at www.thinkengine.com. Any amendments to or waivers of the Code of Business Conduct that apply to our principal executive officer, principal financial officer or principal accounting officer and that relates to any element of the definition of the term "code of ethics," as the term is defined by the Securities and Exchange Commission, will be posted on our website at www.thinkengine.com. There are currently no such amendments or waivers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors and persons who are considered "officers" of ThinkEngine for purposes of Section 16(a) of the Securities Exchange Act of 1934 and greater than ten percent stockholders (referred to as reporting persons) are required to file reports with the Securities and Exchange Commission showing their holdings of and transactions in ThinkEngine securities. It is generally our practice to file the forms on behalf of our reporting persons who are directors or officers. We believe that all such forms have been filed on a timely basis during 2007.

Item 11.  Executive Compensation
--------------------------------

EXECUTIVE CONTRACTS AND SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

On August 16, 2006, we entered into an Employment Agreement with Michael G. Mitchell under which he serves as our President and Chief Executive Officer. The terms of the agreement provide for (i) employment "at will", (ii) compensation at a base salary at the annual rate of $250,000 payable in installments and
(iii) an "inducement" grant of 200,000 shares of ThinkEngine's common stock, which will vest on the fourth anniversary of his employment or sooner, upon a change of control of ThinkEngine. Further, if Mr. Mitchell's employment is terminated (i) by ThinkEngine without Serious Cause or (ii) by him for Good Reason, we will continue to pay his then-current base salary for a period of six months from the date of such termination, and also for a period of twelve months the company-paid portion of his medical and dental insurance coverages. The cost to the Company would approximate $151,740 for a six-month period. Also, if his employment is terminated without Serious Cause or by him for Good Reason within two years following a change of control of ThinkEngine, he will be entitled to receive his then-current base salary for a period of one year from the date of such termination, and also the Company-paid portion of his medical and dental insurance coverages. The cost to the Company would approximate $297,580 for a twelve-month period.

On November 21, 2006, we entered into an Employment Agreement with John E. Steinkrauss under which he serves as our Vice President, Chief Financial Officer and Treasurer. The terms of the agreement provide for (i) employment "at will",
(ii) compensation at a base salary at the annual rate of $165,000 and eligibility for an annual cash bonus as determined at the sole discretion of the Compensation Committee of the board and (iii) an "inducement" grant of 75,000 shares of ThinkEngine common stock, which will vest on the fourth anniversary of his employment or sooner, upon a change of control of ThinkEngine. Further, if Mr. Steinkrauss' employment is terminated (i) by ThinkEngine without Serious Cause or (ii) by him for Good Reason, we will continue to pay his then-current base salary for a period of six months from the date of such termination, and also the company-paid portion of his medical and dental insurance coverages. The cost to the Company would approximate $99,960 for a six-month period. Also, if his employment is terminated without Serious Cause or by him for Good Reason within two years following a change of control of ThinkEngine, he will be entitled to receive his then-current base salary for a period of one year from the date of such termination, and also the company-paid portion of his medical and dental insurance coverages. The cost to the Company would approximate $206,280 for a twelve-month period.

COMPENSATION DISCLOSURE TABLES

SUMMARY COMPENSATION TABLE. The following table (Table I) shows all compensation paid or granted, during or with respect to the 2006 and 2007 fiscal year to the chief executive officer, and to the chief financial officer for services rendered to the Company during 2006 and 2007. Persons in this group are referred to individually as a "named executive officer" and collectively as the "named executive officers," and, unless otherwise noted, the titles listed are the titles held as of the end of the 2007 fiscal year.

                                     TABLE I
                     2006 - 2007 SUMMARY COMPENSATION TABLE

                                                                                            CHANGE IN
                                                                                          PENSION VALUE
                                                                                               AND
                                                                           NON-EQUITY     NONQUALIFIED
                                                                            INCENTIVE       DEFERRED
NAME AND                                                STOCK    OPTION       PLAN        COMPENSATION      ALL OTHER
PRINCIPAL POSITION       YEAR      SALARY    BONUS     AWARDS    AWARDS   COMPENSATION       EARNINGS      COMPENSATION      TOTAL
------------------       ----     -------    ------    ------    ------   ------------    -------------    ------------     -------
                                    ($)        ($)     ($)(1)    ($)(2)       ($)              ($)            ($)(3)          ($)
Michael G. Mitchell ...  2007     275,000    13,749   102,500    64,935             --               --           4,614     460,798
President and Chief      2006     278,522    25,000    38,437        --             --               --              --     341,959
Executive Officer


John E. Steinkrauss ...  2007     185,000     6,938    38,437    16,234             --               --              --     246,609
Vice President,          2006      18,602     5,000     4,164        --             --               --              --      27,766
Treasurer, and
Chief Financial
Officer

(1) Dollar amounts set forth with regard to restricted stock grants for each individual are those recognized for financial statement reporting purposes for 2006 and 2007 in accordance with FAS 123R disregarding the estimate of forfeitures related to service-based vesting conditions. Share value utilized for purposes of this determination is the applicable market value on the date of grant. For a further discussion of the assumptions underlying these amounts, reference is made to the footnotes to ThinkEngine's financial statements as set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(2) Dollar amounts with regard to 2007 option grants for each individual are those recognized for financial statement reporting purposes in accordance with FAS 123R disregarding the estimate of forfeitures related to service-based vesting conditions. The amounts set forth herein are based on a Black-Scholes calculation assuming a 4.5% risk free interest rate, volatility of 56.5%, an expected holding period of 4 years and an annual dividend rate of 0.0%. For a further discussion of the assumptions underlying these amounts, reference is made to the footnotes to ThinkEngine's financial statements as set forth in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(3) This amount represents compensation for a Company provided automobile.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE. Shown in Table II below is information with respect to outstanding equity-based awards (consisting of unexercised options to purchase ThinkEngine common stock and unvested restricted ThinkEngine common stock) held by the named executive officers at December 31, 2007.

                                    TABLE II
                OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR END

                                                          OPTION AWARDS                                 STOCK AWARDS

                          NUMBER OF               NUMBER OF
                         SECURITIES              SECURITIES                                        NUMBER OF       MARKET VALUE OF
                         UNDERLYING              UNDERLYING           OPTION       OPTION       SHARES OR UNITS    SHARES OR UNITS
                         UNEXERCISED             UNEXERCISED         EXERCISE    EXPIRATION      OF STOCK THAT      OF STOCK THAT
NAME                       OPTIONS                 OPTIONS             PRICE        DATE        HAVE NOT VESTED    HAVE NOT VESTED
----                   ---------------       -------------------       -----     ----------     ---------------    ---------------
                       (#) EXERCISABLE      (#) UNEXERCISABLE (1)       ($)                           (#)              ($)(2)
Michael G. Mitchell        29,166                   70,834             $2.83        3/9/17           200,000           $54,000

John E. Steinkrauss         7,291                   17,709             $2.83        3/9/17            75,000           $20,250

     (1) Mr. Mitchell's and Mr. Steinkrauss' remaining unvested options become exercisable in monthly installments through March 8, 2011.
     (2) These values are based on $0.27 per share, the market price of a share of the Company's common stock as of December 31, 2007 (the final trading day of 2007).

DIRECTORS' COMPENSATION

DIRECTORS' FEES AND OTHER COMPENSATION. Directors who were not ThinkEngine employees in 2007 were entitled to payment of (a) an annual fee of $8,000, (b) $1,000 for each board meeting attended, of which there were five during 2007, and for each meeting of a committee of the board not held in conjunction with a board meeting, of which there were two in 2007, and (c) $1,000 for each substantive part of a business day that a director is requested to assist management in the future development of our business, of which there were no such occasions in 2007. Directors were able to voluntarily defer the receipt of such fees to a future year. Also, directors could elect to be paid in cash or in shares of common stock. If a director elected to be paid in shares, that director was entitled to 125% of the equivalent value in shares. In 2007, none of the directors elected to defer receipt of such fees or to be paid in shares of common stock. Directors are also entitled to reimbursement of reasonable travel expenses.

Directors receive option grants pursuant to the Directors' Stock Option Plan. The terms of the Directors' Plan provide for (1) an automatic award on August 1 of each year, to each person who is a participant, of options to purchase 6,000 shares of common stock and (2) a pro rata portion of the annual award sixty days following the initial election of a director by the board of directors. The option exercise price is 100% of the fair market value per share of common stock on the date of the award, as defined in the Directors' Plan. Generally, the options become exercisable one year after the date of award and expire ten years after the date of award. During 2007, Messrs. Scott, Stuart and Sweeney were each awarded options to purchase 6,000 shares of common stock on August 1, 2007 at an exercise price of $2.06 per share. Mr. Sweeney was also awarded an option to purchase 2,500 shares of common stock on February 12, 2007 at an exercise price of $3.00 per share.

Under the terms of the 1990 Stock Option Plan, Messrs. Merritt, Scott, Stuart and Sweeney were each awarded an option to purchase 30,000 shares of common stock on March 9, 2007 at an exercise price of $2.83 per share. These grants vested 25% on the date of grant with the remainder vesting ratably monthly over a two year period.

Under the terms of the 1990 Stock Option Plan, Mr. Scott was awarded an option to purchase 2,500 shares of common stock on May 10, 2007 at an exercise price of $2.15 per share. This grant vests 100% on the first anniversary of the date of grant.

DIRECTOR COMPENSATION TABLE. The following table (Table III) shows all compensation paid or granted, during or with respect to the 2007 fiscal year to each of the non-employee directors for services rendered to ThinkEngine during 2007.

                                    TABLE III
                           2007 DIRECTOR COMPENSATION

                      FEES EARNED OR
NAME (a)             PAID IN CASH ($)     OPTION AWARDS ($)(b)     TOTAL ($)
-----------------    ----------------     --------------------     ---------
Robert C. Fleming              --                    --                   --

William A. Merritt     $    3,000            $    2,643            $   5,643

Robert H. Scott        $   15,000            $   37,574            $  52,574

William J. Stuart      $   16,000            $   38,017            $  54,017

John E. Sweeney        $   14,000            $   37,990            $  51,990


     (a) As of December 31, 2007: Mr. Merritt held options to purchase 29,500 shares of ThinkEngine common stock, Mr. Scott held options to purchase 39,500 shares of ThinkEngine common stock; Mr. Stuart held options to purchase 71,750 shares of ThinkEngine common stock; and Mr. Sweeney held options to purchase 38,500 shares of ThinkEngine common stock. Mr. Fleming did not hold any options to purchase our common stock.

     (b) Dollar amounts with regard to option awards for each individual are those recognized for financial statement reporting purposes for 2007 in accordance with FAS 123R.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

INFORMATION REGARDING BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, AND MANAGEMENT

The only persons or groups known to us to be beneficial owners of more than five percent of ThinkEngine's outstanding common stock are reflected as of March 14, 2008 in the chart. Except as otherwise noted, the following information is based solely upon Schedules 13D and 13G, respectively, filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing below.

NAME AND ADDRESS OF                    AMOUNT AND NATURE OF      PERCENT
BENEFICIAL OWNERS                      BENEFICIAL OWNERSHIP      OF CLASS
-----------------                      --------------------      --------
Prism Venture Partners III, LLC            1,149,705 (a)           17.1%
117 Kendrick Street, Suite 200
Needham, MA 02494

Bruce Galloway and Gary Herman               691,593 (b)           10.3%
c/o Galloway Capital Management, LLC
720 Fifth Avenue, 10th Floor
New York, NY 10019


(a) Information set forth in a Schedule 13D filed with the SEC on November 25, 2005 by Prism Venture Partners III, L.P. ("PVP III"), which owns of record 1,116,134 shares of common stock and Prism Venture Partners III-A, L.P. ("PVP III-A"), which owns of record 33,571 shares of common stock, and additional information provided by PVP III and PVP III-A on October 26, 2006. The 13D was also filed by Prism Venture Partners III, LLC ("PVP LLC"), John L. Brooks, III, Robert C. Fleming and William M. Seifert. Messrs. Brooks and Seifert have shared voting and dispositive power over all of the shares. Messrs. Brooks and Seifert are members of PVP LLC which is the sole general partner of PVP III and PVP III-A.

(b) Information set forth in a Schedule 13G, Amendment No. 5 filed with the SEC on February 11, 2008 by Strategic Turnaround Equity Partners, LP (Cayman), Galloway Capital Management, LLC, Bruce Galloway and Gary Herman. Reflects
     (i) 2,500 shares of common stock owned by Mr. Herman, (ii) 1,000 shares of common stock owned by FBR, Inc. for which Mr. Herman retains full investment and voting discretion, (iii) 138,623 shares of common stock held by Mr. Galloway's Individual Retirement Account, (iv) 120 shares of common stock held by Mr. Galloway's children for which Mr. Galloway has the power to vote and dispose, and (v) 549,350 shares of common stock held by Strategic Turnaround Equity Partners, LP Cayman ("STEP"). Mr. Galloway is a managing member and the majority equity holder of Galloway Capital Management, LLC, the general partner of STEP. Mr. Galloway disclaims beneficial ownership of the shares of common stock directly beneficially owned by STEP (except for (a) indirect interests therein by virtue of being a member of Galloway Capital Management LLC, and (b) the indirect interests of Mr. Galloway by virtue of being a limited partner of STEP). Mr. Herman is a managing member of Galloway Capital Management, LLC, the general partner of STEP. Mr. Herman disclaims beneficial ownership of the shares of common stock directly beneficially owned by STEP (except for (a) indirect interests therein by virtue of being a member of Galloway Capital Management LLC, and (b) the indirect interests of Mr. Herman by virtue of being a limited partner of STEP).

STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS.

The following table shows beneficial ownership of ThinkEngine common stock by directors and executive officers as of March 14, 2008. The named executive officers are the chief executive officer and the chief financial officer.

                                      SHARES DEEMED
                                          TO BE
                                      BENEFICIALLY             PERCENT
NAME OF BENEFICIAL OWNER                  OWNED               OF CLASS
------------------------              ------------            --------
Robert C. Fleming(a)                          0                   --
Michael G. Mitchell                     229,166 (b)              3.4%
Robert H. Scott                          24,125 (c)                *
William J. Stuart                        81,020 (d)              1.2%
John E. Sweeney                          23,125 (c)                *
John E. Steinkrauss                     157,291 (e)              2.3%
All executive officers and
directors as a group,
consisting of six persons               514,727                  7.7%

* less than one percent

(a) Mr. Fleming is the designated board representative of PVP III and PVP III-A.

(b) Consists of 200,000 shares of restricted stock and 29,166 shares which may be acquired within 60 days upon exercise of stock options.

(c) Consists of shares which may be acquired within 60 days upon exercise of stock options.

(d) Includes 56,375 shares which may be acquired within 60 days upon exercise of stock options. Also includes 15,000 shares held in Mr. Stuart's IRA account, 1,000 shares held in his spouse's IRA account, 500 shares held by his son and 8,145 shares held jointly with his spouse.

(e) Consists of 150,000 shares of restricted stock and 7,291 shares which may be acquired within 60 days upon exercise of stock options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth general information concerning our equity compensation plans as of December 31, 2007.

                                                                                             NUMBER OF SECURITIES
                                                               WEIGHTED-AVERAGE EXERCISE    REMAINING AVAILABLE FOR
                                   NUMBER OF SECURITIES TO       PRICE OF OUTSTANDING        ISSUANCE UNDER EQUITY
                                   BE ISSUED UPON EXERCISE       OPTIONS, WARRANTS AND        COMPENSATION PLANS
                                   OF OUTSTANDING OPTIONS,              RIGHTS               (EXCLUDING SECURITIES
PLAN CATEGORY                        WARRANTS AND RIGHTS                  ($)              REFLECTED IN COLUMN (B))
-------------                        -------------------       ------------------------    ------------------------
  (COL. A)                                (COL. B)                     (COL. C)                    (COL. D)
Equity compensation plans                 1,554,156                      $2.37                    762,010(1)
approved by security holders

Equity compensation plans not               675,000(2)                   $2.64                          0
approved by security holders


Total                                     2,229,156                      $2.13                    762,010


(1) Consists of 112,660 shares available for grant of stock options under the 1990 Stock Option Plan, 235,750 shares available for grant under the Directors Option Plan, and 413,600 shares for grant under the Restricted Stock Plan.

(2)  Consists of shares available for issuance, as follows:

     (a) Employment inducement stock options granted to newly hired employees during 2005 and 2006 to purchase 400,000 shares of Common Stock at an average exercise price of $2.64 per share; the exercise price is equal to the fair market value of the common stock on the date of grant.

     (b) Rights granted in 2006 to two executives to receive 275,000 shares of Common Stock vesting during 2010. Such rights are subject to immediate vesting in the event of a change in control of the Company. The total value of the rights at the date of grant was $563,750 based on the fair market value of the Common Stock ($2.05 per share) on the grant dates; $140,937 and $42,601 related to these grants was charged to expense in 2007 and 2006, respectively.

Item 13.  Certain Relationships and Related Transactions, and Director
----------------------------------------------------------------------
          Independence
          ------------

Prior to August 2002, we advanced amounts to officers primarily for personal income taxes related to various stock awards. The amounts outstanding at December 31, 2007 and 2006 were $0 and $444,000, respectively, including interest accrued on the advances. This indebtedness bore interest based on applicable Federal rates. In February 2007, a former officer repaid loans and accumulated interest of $431,000; repayment consisted of 140,813 shares of ThinkEngine common stock, valued at the closing market price at the date of the repayment of the loans. In May 2007, another former officer repaid loans and accumulated interest of $34,600; repayment consisted of 15,159 shares of ThinkEngine common stock, valued at the closing market price at the date of the repayment of the loans.

The Company paid $39,539 and $139,901 in consulting fees during 2006 and 2007, respectively, to Brian Kelley, a former officer and director, in accordance with the terms of his termination agreement.

Other than as set forth in our Code of Business Conduct, our board does not have a specific policy regarding review of transactions involving directors, management or other related parties. However, we discourage such transactions and have historically limited the approval of any such transactions to specific and rare instances with full disclosure to, and approval of, the disinterested members of the board.

A description of the independence of the members of the Company's Board of Directors is contained in Item 10 hereof.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

AUDIT FEES
Aggregate fees billed by Carlin, Charron & Rosen, LLP for professional services rendered for the audit of the Company's annual financial statements included in the annual report on Form 10-K and the review of interim financial statements included in quarterly reports on Form 10-Q, were $103,525 and $107,200 for the years ended December 31, 2007 and 2006, respectively.

AUDIT-RELATED FEES
There were no fees billed by Carlin, Charron & Rosen, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements, and that are not disclosed above for the years ended December 31, 2007 and 2006.

TAX FEES
Aggregate fees billed by Carlin, Charron & Rosen, LLP for professional services rendered to the Company for tax compliance, tax advice and tax planning were $44,000 and $0 for the years ended December 31, 2007 and 2006, respectively.

ALL OTHER FEES
There were no fees billed by Carlin, Charron & Rosen, LLP for professional services rendered to the Company for any other products and services for the years ended December 31, 2007 and 2006, respectively.

AUDIT COMMITTEE PRE-APPROVAL POLICY
Pursuant to its charter, the Audit Committee is responsible for selecting, approving compensation and overseeing the independence, qualifications and performance of the independent accountants. Also, the Audit Committee has adopted a pre-approval policy pursuant to which certain permissible audit and non-audit services may be provided by the independent accountants. Pre-approval is generally provided for up to one year, is detailed as to the particular service or category of services and may be subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent accountants, the Audit Committee considers whether: such services are consistent with the auditor's independence; whether the independent accountants are likely to provide the most effective and efficient service based upon their familiarity with the Company; and whether the service could enhance our ability to manage or control risk or improve audit quality.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules
-------------------------------------------------

(a)(1) Financial Statements

The following financial statements of the Company are included in Item 8.

Financial Statements Covered by Report of Independent Registered Public
-----------------------------------------------------------------------
Accounting Firm:                                                            PAGE
----------------                                                            ----

Report of Independent Registered Public Accounting Firm.......................15

Balance Sheets, December 31, 2007 and 2006....................................16

Statements of Operations and Comprehensive Loss for each of
the two years in the period ended December 31, 2007...........................17

Statements of Stockholders' (Deficit) Equity for each of the two years in the period ended December 31, 2007...............................18

Statements of Cash Flows for each of the two years in the
period ended December 31, 2007................................................19

Notes to Financial Statements.................................................21


(a)(2) Financial Statement Schedule

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

(a)(3)(b) Exhibits

       See Exhibit Index included as the last part of this report on Form 10-K, which Index is incorporated herein by this reference.

(c) Financial Statement Schedules

       Refer to Item 15 (a)(2) above for listing of financial statement schedules.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THINKENGINE NETWORKS, INC.
                                               Registrant


                                       BY /s/ JOHN E. STEINKRAUSS
                                          -------------------------
                                          JOHN E. STEINKRAUSS
                                          TREASURER AND CHIEF FINANCIAL OFFICER
                                          MARCH 19, 2008


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                         DATE
--------------------------         ------------------------      ---------------

/s/ MICHAEL G. MITCHELL            PRESIDENT AND CHIEF           MARCH 19, 2008
--------------------------         EXECUTIVE OFFICER
    MICHAEL G. MITCHELL            AND A DIRECTOR


/s/ JOHN E. STEINKRAUSS            TREASURER                     MARCH 19, 2008
--------------------------         (PRINCIPAL FINANCIAL
    JOHN E. STEINKRAUSS            AND ACCOUNTING OFFICER)


/s/ ROBERT C. FLEMING              DIRECTOR                      MARCH 19, 2008
--------------------------
    ROBERT C. FLEMING


/s/ ROBERT H. SCOTT                DIRECTOR                      MARCH 19, 2008
--------------------------
    ROBERT H. SCOTT


/s/ WILLIAM J. STUART              DIRECTOR                      MARCH 19, 2008
--------------------------
    WILLIAM J. STUART


/s/ JOHN E. SWEENEY                DIRECTOR                      MARCH 19, 2008
--------------------------
    JOHN E. SWEENEY

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
                      FIRM ON FINANCIAL STATEMENT SCHEDULE




To the Shareholders and Board of Directors of ThinkEngine Networks, Inc.

We have audited the financial statements of ThinkEngine Networks, Inc. (the "Company")as of December 31, 2007 and 2006, and for each of the years in the two-year period ended December 31, 2007, and have issued our report thereon dated March 19, 2008, which report contains an explanatory paragraph related to the Company's ability to continue as a going concern. Such financial statements and report are included elsewhere in this Form 10-K Our audit also included the financial statement schedule of the Company, listed in item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements as of December 31, 2007 and 2006, and for each of the years in the two-year period ended December 31, 2007, taken as a whole, presents fairly, in all material respects, the information set forth therein.


                             /s/ CARLIN, CHARRON & ROSEN, LLP
                             GLASTONBURY, CONNECTICUT
                             MARCH 19, 2008

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           THINKENGINE NETWORKS, INC.

                 COL. A                                    COL. B          COL. C         COL. C        COL. D        COL. E
                                                                         Additions      Additions

                                                         Balance at      Charged to     Charged to
                                                          Beginning      Costs and        Other                     Balance at
              Description                                  of Year        Expenses       Accounts     Deductions    End of Year
Year ended December 31, 2007:
Reserves and allowances deducted from asset accounts:
    Allowance for doubtful accounts receivable             $20,000        $  30,000       $    0        $       0    $   50,000
    Allowance for losses on notes receivable               350,000                0            0     (4) (350,000)            0
    Allowance for excess and obsolete inventories        3,337,000          317,000            0     (2)  267,000     3,387,000
    Allowance for deferred tax assets                    6,291,000    (3) 3,450,000            0                0     9,741,000


Year ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
    Allowance for doubtful accounts receivable              73,000                0            0     (1)   53,000        20,000
    Allowance for losses on notes receivable               350,000                0            0                0       350,000
    Allowance for excess and obsolete inventories        3,054,000          640,000            0     (2)  357,000     3,337,000
    Allowance for deferred tax assets                    5,077,000    (3) 1,214,000            0                0     6,291,000

(1) Write-off of specific accounts receivable, and $14,000 recovery of bad debts.
(2) Disposition of inventory reserved against.
(3) Increases charged to income tax expense.
(4) Reversal of allowance due to recovery in full in March 2008.

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

3.2 Amended and Restated Bylaws of the Company (Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on December 17, 2007 and incorporated herein by reference).

4. Specimen Certificate for Common Stock (Exhibit 1 to Form 8-A filed by the Company with the Securities and Exchange Commission on January 8, 2007 and incorporated herein by reference).

10.1 1990 Stock Option Plan, as amended (Exhibit D to Proxy Statement filed by the Company with the Securities and Exchange Commission on November 13, 2006 and incorporated herein by reference).

10.2 Form of Indemnity Agreement, dated October 27, 1986, between each Director (with equivalent form for each Officer) and Cognitronics Corporation (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference).

10.3 Supplemental Pension Plan for Officers, as amended November 2, 1993 (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.4 Restricted Stock Plan, as amended (Exhibit E to Proxy Statement filed by the Company with the Securities and Exchange Commission on November 13, 2006 and incorporated herein by reference).

10.5 Directors' Stock Option Plan, as amended (Exhibit F to the Proxy Statement filed by the Company with the Securities and Exchange Commission on November 13, 2006 and incorporated herein by reference).

10.6 Employment Agreement, dated August 16, 2006, between the Company and Michael Mitchell (Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference).

10.7 Restricted Stock Agreement, dated August 16, 2006, between the Company and Michael Mitchell (Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference).

Exhibit
-------
10.8 Separation and Release Agreement, dated August 16, 2006, between the Company and Brian J. Kelley (Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on August 16, 2006 and incorporated herein by reference).

10.9 Employment Agreement, dated November 21, 2006, between the Company and John Steinkrauss (Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on November 27, 2006 and incorporated herein by reference).

10.10 Restricted Stock Agreement, dated November 21, 2006, between the Company and John Steinkrauss (Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on November 27, 2006 and incorporated herein by reference).

10.11 Loan and Security Agreement, dated as of January 16, 2007, between the Company and VenCore Solutions LLC (Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 22, 2007 and incorporated herein by reference).

10.12 Negative Pledge Agreement, dated January 16, 2007, by the Company (Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on January 22, 2007 and incorporated herein by reference).

10.13 Common Stock Purchase Warrant, dated January 16, 2007 issued to VenCore Solutions LLC (Exhibit 10.3 to Form 8-K filed with the Securities and Exchange Commission on January 22, 2007 and incorporated herein by reference).

10.14 Form of Director and Officer Indemnification Agreement, dated February 15, 2007, between each Director (with equivalent form for each Officer) and the Company (Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 16, 2007 and incorporated herein by reference).

10.15 Financing Agreement, dated as of September 28, 2007, between the Company and Sand Hill Finance, LLC (Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 and incorporated herein by reference).

10.16 Common Stock Purchase Warrant, dated September 28, 2007 issued to Sand Hill Finance, LLC (Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 and incorporated herein by reference).

23.      Consent of Independent Registered Public Accounting Firm.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-15e and 15d-15e as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-15e and 15d-15e as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.