Form 10-Q
period 2008-03-31
THINKENGINE NETWORKS, INC.
filed 2008-05-13
CIK 21438

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                         Commission file number: 0-03035

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-Accelerated filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Registrant had 6,855,236 shares of common stock outstanding at May 9, 2008.
================================================================================

TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item                                                                       Page
----                                                                       ----

 1.  Financial Statements...............................................     3
 2.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................    11
 3.  Quantitative and Qualitative Disclosures about Market Risk.........    13
 4.  Controls and Procedures............................................    13


                                     PART II
                                OTHER INFORMATION

1A.  Risk Factors.......................................................    14
5.   Other Information..................................................    15
6.   Exhibits...........................................................    16

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

THINKENGINE NETWORKS, INC.
BALANCE SHEETS
(dollars in thousands)

                                                                      March 31,   December 31,
                                                                        2008          2007
                                                                      --------      --------
ASSETS                                                               (Unaudited)   (Audited)
Current assets
       Cash and cash equivalents                                      $    254      $    415
       Accounts receivable, net                                            820           990
          Note and interest receivable, net                               --             392
       Inventories, net                                                    446           766
       Other current assets                                                232           102
                                                                      --------      --------
         Total current assets                                            1,752         2,665

Property, plant and equipment, net                                         482           591
Other assets, net                                                          106           123
                                                                      --------      --------
          Total assets                                                $  2,340      $  3,379
                                                                      ========      ========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
       Accounts payable                                               $    259      $    199
       Notes payable                                                       869           850
       Accrued compensation and benefits                                   393           543
       Deferred service revenues                                           504           368
       Other accrued expenses                                              342           371
                                                                      --------      --------
         Total current liabilities                                       2,367         2,331

Notes payable, less current portion                                        744           893
Other liabilities                                                          478           538
                                                                      --------      --------
               Total liabilities                                         3,589         3,762
                                                                      --------      --------

Commitments and contingencies                                             --            --

Stockholders' deficit
          Common stock, par value $0.001 per share;
                  authorized 20,000,000 shares, issued 6,957,183             7             7
       Additional paid-in capital                                       15,047        15,330
       Accumulated deficit                                             (15,409)      (14,416)
       Accumulated other comprehensive loss                               (615)         (615)
                                                                      --------      --------
                                                                          (970)          306
       Less cost of 101,947 and 251,947 common shares in treasury         (279)         (689)
                                                                      --------      --------

         Total stockholders' deficit                                    (1,249)         (383)
                                                                      --------      --------
          Total liabilities and stockholders' deficit                 $  2,340      $  3,379
                                                                      ========      ========

See notes to the interim financial statements.

THINKENGINE NETWORKS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands except share data)

                                                                            Three Months
                                                                           Ended March 31,
                                                                        2008             2007
                                                                    -----------      -----------
Revenues
       Product                                                      $       644      $       932
       Service                                                            1,125            1,121
                                                                    -----------      -----------
                                                                          1,769            2,053

Cost of revenues
       Product                                                              629              462
       Service                                                              168              221
                                                                    -----------      -----------
                                                                            797              683
                                                                    -----------      -----------

Gross margin                                                                972            1,370

Other costs and expenses
       Research and development                                             898            1,382
          Sales and marketing                                               447              731
       General and administrative                                           587              758
          Interest expense                                                   58               59
       Other (income), net                                                  (25)             (65)
                                                                    -----------      -----------
                                                                          1,965            2,865
Net loss and comprehensive loss                                     $      (993)     $    (1,495)
                                                                    ===========      ===========

Loss per share - basic and diluted:
         Net loss                                                   $     (0.15)     $     (0.23)
                                                                    ===========      ===========

Weighted average number of basic and diluted shares outstanding       6,830,236        6,513,794
                                                                    ===========      ===========

See notes to the interim financial statements.

THINKENGINE NETWORKS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                                      Three Months Ended Mar. 31,
                                                                                          2008          2007
                                                                                        --------      --------
Operating Activities
        Net loss                                                                        $   (993)     $ (1,495)
        Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization expense                                             109           210
           Stock-based compensation expense                                                  127           104
           Amortization of deferred financing costs                                           17             9
           Amortization of debt discounts                                                      4             3
           Gain on sale of property and equipment                                            (23)         --
           Net (increase) decrease in:
               Accounts receivable                                                           170           153
               Inventories                                                                   320           221
               Other assets                                                                 (130)           11
           Net increase (decrease) in:
               Accounts payable                                                               60           268
               Accrued compensation and benefits                                            (210)          (23)
               Deferred service revenues                                                     136            95
               Other accrued expenses                                                        (29)          (97)
                                                                                        --------      --------
                  Net cash used in operating activities                                     (442)         (541)
                                                                                        --------      --------

Investing Activities
                  Proceeds from recovery of note receivable                                  392            37
                  Proceeds from sales of property and equipment                               23          --
                  Additions to property, plant and equipment                                --             (21)
                                                                                        --------      --------
                          Net cash provided by investing activities                          415            16
                                                                                        --------      --------

Financing Activities
                   Payment for shares purchased for treasury                                --            (150)
                   Proceeds from shares issued pursuant to stock plans                      --              31
                   Payment of principal amount of term loan                                 (134)         --
                   Proceeds from term loan                                                  --           1,500
                                                                                        --------      --------
                          Net cash  (used in) provided by financing activities              (134)        1,381
                                                                                        --------      --------

Decrease (increase) in cash and cash equivalents                                            (161)          856
Cash and cash equivalents - beginning of period                                              415         2,764
                                                                                        --------      --------
Cash and cash equivalents - end of period                                               $    254      $  3,620
                                                                                        ========      ========

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
      Interest                                                                          $     55      $     29
                                                                                        ========      ========
      Income taxes, net                                                                 $     21          --
                                                                                        ========      ========
   Non-cash investing and financing activities:
      Repayment of loans to officers and accumulated interest with common stock         $   --        $    431
                                                                                        ========      ========
      Cashless exercise of stock options                                                $   --        $     42
                                                                                        ========      ========
      Increase in deferred financing fees in connection with term loan financing        $   --        $    150
                                                                                        ========      ========
      Stock warrants issued in connection with term loan                                $   --        $     49
                                                                                        ========      ========
      Reduction in paid-in capital in connection with issuance of treasury shares       $    410      $   --
                                                                                        ========      ========

See notes to interim financial statements.

                           THINKENGINE NETWORKS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2008

                  (dollars in thousands except per share data)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of ThinkEngine Networks, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Certain prior period amounts have been reclassified to conform to the current period presentation.


NOTE 2. GOING CONCERN/MANAGEMENT'S PLAN

As shown in the accompanying unaudited financial statements, the Company has sustained a net loss for the three-month period ended March 31, 2008 of approximately $1 million. The table below sets forth, in millions, the balances of working capital (deficit), accumulated deficit and stockholders' deficit at March 31, 2008 and December 31, 2007 respectively.

                                      March 31, 2008      December 31, 2007
                                      --------------      -----------------

Working capital (deficit)                $ (0.6)                 $0.3

Accumulated deficit                       (15.4)                (14.4)

Stockholder's deficit                      (1.2)                 (0.4)

Additionally, the Company has a cash balance of $0.3 million at March 31, 2008 and has limited available borrowings under its accounts receivable financing agreement.

The report of our independent registered accounting firm as of and for the year ended December 31, 2007 contains an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions since 2006 to reduce operating expenses, and to improve the salability of the VSR1000 product. The Company's 2008 operating plan reflects additional initiatives which the Company believes can be successful, with the major objective being to increase the order volume for the VSR1000. Short and long-term liquidity require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful. If the Company's operations deteriorate due to increased competition, loss of a large customer or other adverse events, it may be required to obtain additional sources of funds through asset sales, capital market transactions or financing from third parties or a combination thereof. The Company has not been able to obtain operating profitability from continuing operations during the past seven years, and may not be able to be profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including cost reductions and securing additional debt financings in 2007 have been designed to improve operating results and liquidity, and to better position the Company to compete under current market conditions. However, the Company may in the future be required to seek new sources of financing or future accommodations from its existing lenders or other financial institutions, or it may seek equity infusions from private investors. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels to achieve profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. If the Company is unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about its ability to fund future operations. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

NOTE 3. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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


INVENTORIES
                                            March 31,    December 31,
                                               2008         2007
                                               ----         ----

Finished goods                                $ 320        $ 551
Raw materials                                   126          215
                                              -----        -----
                                              $ 446        $ 766
                                              =====        =====

Included in the above amounts is the Company's reserve for slow-moving and obsolete inventories totaling $3,737 and $3,387 at March 31, 2008 and December 31, 2007, respectively.


PROPERTY, PLANT AND EQUIPMENT

The decrease in the balance of $0.1 million at March 31, 2008 from December 31, 2007 is primarily due to depreciation expense for the quarter.


OTHER LIABILITIES
                                                      March 31,    December 31,
                                                        2008          2007
                                                        ----          ----

Defined benefit pension plan                           $ 425         $ 473
Officers' supplemental pension                           209           196
                                                       -----         -----
                                                         634           669
     Less current portion included in accrued
       compensation and benefits                         156           131
                                                       -----         -----
                                                       $ 478         $ 538
                                                       =====         =====


NOTES PAYABLE

During 2005, as part of the consideration paid to Prism VentureWorks ("Prism") for the acquisition of TE Networks, Inc., the Company issued $300 in interest-free notes (the "Prism Notes") payable in full in April 2008. In April 2008, without penalty, Prism extended the payment due date from April 2008 until March 2009.

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

During 2007, the Company entered into a financing agreement (the "Financing Agreement") in order to factor certain of the Company's accounts receivable. Pursuant to the Financing Agreement, the lender may advance to the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of accounts receivable. The sale of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.65% per month, subject to adjustment depending on changes in the commercial prime rate. No receivables were factored under this Financing Agreement as of December 31, 2007. The Financing Agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary non-financial covenants but does not contain any financial covenants. As of March 31, 2008, available borrowings under the Financing Agreement totaled $0.7 million.
With respect to the Term Loan and the Financing Agreement, the Company pledged as collateral substantially all of its non-intellectual property business assets. The two lenders and the Company have entered into an Intercreditor Agreement wherein the seniority and order of priority with respect to access to the collateral in the case of default has been established.

NET LOSS PER SHARE

In computing the net loss per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. For all periods presented, options and warrants were anti-dilutive and therefore were not included in the determination of net loss per share.

STOCK-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options and other equity-based awards. The plans provide for the grant of stock options and restricted stock awards. Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants generally expire in 10 years, and generally vest over a period ranging from two to four years. Restricted stock awards generally vest over four years

The following table summarizes stock option activity:

                                               Inducement               1990 Stock                 Directors'
                                                Options                 Option Plan               Option Plan
                                                -------                 -----------               -----------
                                                     Weighted                  Weighted                 Weighted
                                                      Average                   Average                  Average
                                                     Exercise                  Exercise                 Exercise
                                           Shares      Price         Shares      Price        Shares      Price
                                           ------      -----         ------      -----        ------      -----
Outstanding at January 1, 2008             400,000     $2.64        1,451,206    $2.34        101,750     $2.88


   Granted                                    --                          --                      --

   Exercised                                  --                          --                      --

   Forfeited/expired                       (10,001)     2.70          (43,469)    1.59            --
                                           -------                  ---------                 -------

Outstanding at March 31, 2008              389,999      2.64        1,407,737     2.36        101,750      2.88
                                           =======                  =========                 =======

Shares available for future grant                0                    156,129                 235,750
                                               ===                    =======                 =======

Weighted average remaining term           7.3 years                  6.5 years               4.1 years

Exercisable at March 31, 2008               266,660    $2.64          782,531    $2.92         83,750     $3.05
                                            =======                   =======                  ======
Intrinsic value:

      Outstanding                             $ 0                       $ 0                     $ 0

      Exercisable                             $ 0                       $ 0                     $ 0

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's common stock as of the reporting date.

The following table summarizes non-vested restricted stock activity:

                                                       Stock Plan    Inducement
                                                         Shares        Shares
                                                         -------       -------
         Unvested as of January 1, 2008                    1,200       275,000
         Granted                                         150,000           --
         Vested                                              --            --
         Forfeited                                           --            --
                                                         -------       -------
         Unvested as of March 31, 2008                   151,200       275,000
                                                         =======       =======
         Shares available for future grant               263,600             0
                                                         =======       =======
         Average remaining term                        9.9 years     8.5 years

The following table summarizes the components and classification of stock-based compensation expense included in the Statements of Operations and Comprehensive
Loss:

                               Three Months Ended
                                    March 31,

                                                         2008       2007
                                                        -----      -----
         Stock options                                  $  86      $  96

         Restricted stock                                  41          8
                                                        -----      -----

         Total stock-based compensation expense         $ 127      $ 104
                                                        =====      =====


         Cost of revenues                               $   7      $   6

         Research and development                          27         41

         General and administrative                        93         57
                                                        -----      -----

         Total stock-based compensation expense         $ 127      $ 104
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

In February 2008, the Company granted under its Restricted Stock Plan the right to two key executives to receive 150,000 common shares. The grants vest over four years, and are subject to immediate vesting in the event of change of control of the Company. The total value of the rights at the date of grant was $86 and was based on the market price of $0.57 per share on the date of grant. Compensation expense recognized was $3 during the period ended March 31, 2008.

As of March 31, 2008, approximately $0.6 million of unrecognized stock compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a period of 2.1 years.

PENSION PLAN

The Company's defined benefit pension plan is accounted for in accordance with SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"), issued in September 2006. This statement requires balance sheet recognition of the over-funded or under-funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the Company's fiscal year end. The Company adopted the recognition and measurement provisions of SFAS 158 effective December 31, 2006. The adoption of SFAS 158 did not have a material effect on the financial statements as all future benefit accruals under the Company's defined benefit plan were curtailed in 1994.

The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time. The Company expects funding requirements of $133 in 2008 of which $47 was funded during the quarter ended March 31, 2008.

The components of net periodic benefit cost of the plan for the three-month periods ended March 31 are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                          2008      2007
                                                          ----      ----
     Interest cost on projected benefit obligation        $ 19      $ 22
     Expected return on plan assets                         (9)      (19)

     Service cost                                            5       --
     Amortization of net loss                               10        12
                                                          ----      ----
               Net periodic pension cost                  $ 25      $ 15
                                                          ====      ====



NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position (FSP) that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 with respect to financial assets and liabilities in the first quarter of 2008 did not have a significant effect on the Company's results of operations or financial position. In addition, the Company is evaluating the impact SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities -- including an Amendment of SFAS No. 115" (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The adoption fo SFAS No. 159 in the first quarter of 2008 did not have an impact on the Company's financial condition or results of operations as a result of implementing SFAS No. 159.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results
--------------------------------------

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's expectations for future operations, financial position and operating results, as well as statements regarding the strategy, plans and objectives of the Company. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include: our ability to continue operations; limited customers and products; developments with our primary customers' business, networks and multi-vendor relationships; development of our direct sales capabilities and channel relationships; restructuring effects; risks associated with competition and competitive pricing pressures; our ability to stabilize revenues and manage costs; our ability to obtain component parts; our reliance on contract manufacturers and our ability to forecast manufacturing requirements; customer purchasing patterns and commitments; potential liability for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; our ability to identify, analyze and consummate strategic alternatives; the sufficiency of our intellectual property rights; our ability to raise funds since the Company was delisted from the American Stock Exchange; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications and cable broadband industries specifically. For a more detailed description of the risk factors associated with the Company, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 19, 2008.


Results of Operations
---------------------

Total revenue was $1.8 million in the first quarter of 2008 versus $2.1 million in the first quarter of 2007. Product revenue for the first quarter of 2008 decreased $0.3 million versus 2007 primarily due to lower order volume. There was no change in the level of service revenues.

Gross margin was 55% in the quarter ended March 31, 2008 versus 67% in the first quarter of 2007. The decrease is due to lower order volume and an increase of $0.3 million in the provision for excess inventory in the quarter ended March 31, 2008, versus the quarter ended March 31, 2007.

Research and development expenses decreased $0.5 million for the three-month period ended March 31, 2008 compared to 2007 primarily due to lower personnel costs and the absence of $0.1 million in amortization costs versus 2007.

Sales and marketing expenses decreased $0.3 million for the three-month period ended March 31, 2008 compared to 2007, due to lower personnel related costs and marketing program costs.

General and administrative expenses decreased $0.2 million for the three-month period ended March 31, 2008 compared to 2007, due to lower personnel costs and outside services expenses.

Interest expense reflects interest incurred on the term loan which the Company borrowed in January 2007.

No tax benefits were provided for losses incurred in 2008 or 2007 since the Company cannot determine that the realization of the net deferred tax asset is more likely than not.

Liquidity and Sources of Capital
--------------------------------

Operations used net cash of $0.4 million in the first quarter of 2008, and $0.5 million in the first quarter of 2007. The cash used by operations in 2008 and 2007 is primarily attributable to the losses from continuing operations. Investing activities in the first quarter of 2008 provided $0.4 million, primarily due to the recovery of Notes Receivable from the Company's former UK subsidiary, Dacon Electronics, plc. Financing activities in the first quarter of 2007 generated $1.4 million which is primarily due to the receipt of $1.5 million from the proceeds of the term loan. Cash used by financing activities of $0.1 million in the first quarter of 2008 is primarily due to the payment of principal under the term loan agreement.

Working capital (deficit) was $(0.6) million at March 31, 2008 and $0.3 million at December 31, 2007. The ratio of current assets to current liabilities was 0.7:1 at March 31, 2008 and 1.1:1 at December 31, 2007. The decrease in working capital was primarily due to the net losses incurred during the quarter ended March 31, 2008.

The Company's contractual obligations at March 31, 2008 are as follows (amounts in thousands):

                                        Payments due by period
                         -------------------------------------------------------
                                  Less Than                            More Than
                          Total     1 Year    1-3 Years    3-5 Years    5 Years
                          -----     ------    ---------    ---------    -------
Term loans               $1,803     $1,006       $797        $ --        $ --
Operating leases            333        253         80          --          --
Purchase commitments         60         58          2          --          --
                         ------     ------       ----        -----       -----
                         $2,196     $1,317       $879        $   0       $   0
                         ------     ------       ----        -----       -----

Term loan payments include principal, interest and financing fee. Payments made under operating leases are treated as rent expense. Purchase commitments are primarily inventory related.

In 2008, the Company anticipates making capital expenditures of less than $0.1 million.

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of approximately $7.5 million and $5.6 million for the years ended December 31, 2007 and 2006, respectively, and a net loss of $1.0 million for the quarter ended March 31, 2008. The Company has an accumulated deficit of approximately $15.4 million, a stockholders' deficit of approximately $1.2 million and negative working capital at March 31, 2008. Additionally, the Company had a cash balance of $0.3 million at March 31, 2008 and has limited available borrowings under its accounts receivable financing agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions since 2006 to reduce operating expenses, and to improve the salability of the VSR1000 product. The Company's 2008 operating plan reflects additional initiatives which the Company believes can be successful, with the major objective being to increase the order volume for the VSR1000. Short and long-term liquidity require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful. If the Company's operations deteriorate due to increased competition, loss of a large customer or other adverse events, it may be required to obtain additional sources of funds through asset sales, capital market transactions or financing from third parties or a combination thereof. The Company has not been able to obtain operating profitability from continuing operations during the past seven years, and may not be able to be profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including cost reductions and securing additional debt financings in 2007 have been designed to improve operating results and liquidity, and to better position the Company to compete under current market conditions. However, the Company may in the future be required to seek new sources of financing or future accommodations from its existing lenders or other financial institutions, or it may seek equity infusions from private investors. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels to achieve profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. If the Company is unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about its ability to fund future operations. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under regulation S-K for "smaller reporting companies."

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008.

During the three-month period ended March 31, 2008, the Company made no changes to its internal controls over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1A. RISK FACTORS

For a detailed description of additional risk factors associated with the Company, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 19, 2008.

THE COMPANY HAS A HISTORY OF OPERATING LOSSES, AND IF THE COMPANY CONTINUES TO INCUR OPERATING LOSSES, IT MAY BE UNABLE TO CONTINUE OPERATIONS.

The Company had a net loss of approximately $1.0 million for the three months ended March 31, 2008. The Company had an accumulated deficit of approximately $15.4 million, a net stockholders' deficit of approximately $1.2 million, and a working capital deficit of approximately $0.6 million as of March 31, 2008. The Company has incurred losses in each of its seven most recent fiscal years, and the Company may never be profitable. If the Company continues to incur operating losses and fails to become a profitable company, it may be unable to continue its operations. The extent of the Company's future losses and the timing of its potential profitability are highly uncertain. The Company's future growth and profitability depends solely on its ability to successfully market the VSR1000 product. The Company must continue to enhance the features and functionality of its products to meet customer requirements and competitive demands. In addition, the failure of future product enhancements to operate as expected could delay or prevent future sales of its products. If future customers do not adopt, purchase and successfully deploy the Company's products and its planned product enhancements, the Company's revenues could be adversely impacted.

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

THE COMPANY MAY BE UNABLE TO OBTAIN THE CAPITAL NECESSARY TO FUND ITS
OPERATIONS.

As of March 31, 2008, the Company had $0.3 million in cash available to fund its operations, and had a working capital deficit of $0.6 million. The Company will need to raise additional capital or obtain additional debt financing in order to be able to fund its operations. The Company may not get funding when it needs it or on favorable terms. In addition, the amount of capital that a firm such as the Company is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to scale-back or eliminate operations.

THE COMPANY WAS DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH COULD REDUCE OUR ABILITY TO RAISE FUNDS.

On March 18, 2008, the American Stock Exchange ("AMEX") delisted the Company's common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission. Trading of our common stock will be limited to the OTC Bulletin Board. Inclusion of our common stock on the OTC Bulletin Board could adversely affect the liquidity and price of our common stock and make it more difficult for us to raise additional capital on favorable terms, if at all. In addition, this de-listing by the AMEX may negatively impact our reputation and, as a consequence, our business. Furthermore, the OTC Bulletin Board is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of or obtain accurate quotations as to the value of ThinkEngine common stock.

ThinkEngine common stock may in the future become subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell "penny stock" to persons other than established customers and "accredited investors" (as defined in Rule 501(c) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule would adversely affect the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock. Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. If we were to become subject to these requirements, they would adversely affect the market liquidity of our common stock.

ITEM 5. OTHER INFORMATION

On March 18, 2008, the American Stock Exchange ("AMEX") delisted the Company's common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission. On March 19, 2008, the Company's common stock began to trade on the Pink Sheets under the ticker symbol THNK. On April 10, 2008, the Company's common stock commenced trading on the OTC Bulletin Board under the symbol THNK.

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


                                           ThinkEngine Networks, Inc.

                                                 (Registrant)







Date: May 13, 2008                         By:  /s/ John E. Steinkrauss
                                                -----------------------------
                                                John E. Steinkrauss
                                                Vice President, Treasurer
                                                and Chief Financial Officer
                                                (duly authorized officer and
                                                Principal Financial and
                                                Accounting Officer)