Form 10-Q
period 2008-06-30
THINKENGINE NETWORKS, INC.
filed 2008-08-08
CIK 21438

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       or

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

The Registrant had 6,855,236 shares of common stock outstanding at August 1,
2008.
================================================================================

TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item                                                                      Page
----                                                                      ----

 1.    Financial Statements...........................................      3
 2.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................     11
 4.    Controls and Procedures........................................     13





                                     PART II
                                OTHER INFORMATION

1A.    Risk Factors...................................................     14
6.     Exhibits.......................................................     16

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

THINKENGINE NETWORKS, INC.
BALANCE SHEETS
(dollars in thousands)

                                                                        June 30,      December 31,
                                                                          2008             2007
                                                                       ----------      ----------
Assets                                                                (unaudited)
Current assets
       Cash and cash equivalents                                       $      325      $      415
       Accounts receivable, net                                             1,176             990
       Note and interest receivable, net                                     --               392
       Inventories, net                                                       310             766
       Other current assets                                                   207             102
                                                                       ----------      ----------
         Total current assets                                               2,018           2,665

Property, plant and equipment, net                                            374             591
Other assets, net                                                              55             123
                                                                       ----------      ----------
         Total assets                                                  $    2,447      $    3,379
                                                                       ==========      ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
       Accounts payable                                                $      114      $      199
       Notes payable                                                          742             850
       Accrued compensation and benefits                                      380             543
       Other accrued expenses                                                 383             368
       Deferred services revenue                                            1,089             371
                                                                       ----------      ----------
       Total current liabilities                                            2,708           2,331

Notes payable, less current portion                                           754             893
Other liabilities                                                             408             538
                                                                       ----------      ----------
       Total liabilities                                                    3,870           3,762
                                                                       ----------      ----------

Commitments and contingencies                                                --              --

Stockholders' deficit
       Common stock, par value $0.001 per share;
         authorized 20,000,000 shares, issued 6,957,183                         7               7
       Additional paid-in capital                                          15,047          15,330
       Accumulated deficit                                                (15,583)        (14,416)
       Accumulated other comprehensive loss                                  (615)           (615)
                                                                       ----------      ----------
                                                                           (1,144)            306
       Less cost of  101,947 and 251,947 common shares in treasury           (279)           (689)
                                                                       ----------      ----------
       Total stockholders' deficit                                         (1,423)           (383)
                                                                       ----------      ----------
       Total liabilities and stockholders' deficit                     $    2,447      $    3,379
                                                                       ==========      ==========

See notes to the interim financial statements.

THINKENGINE NETWORKS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(dollars in thousands except share data)

                                                                            Three Months                      Six Months
                                                                            Ended June 30,                   Ended June 30,
                                                                        2008             2007             2008             2007
                                                                    -----------      -----------      -----------      -----------
Revenues:
       Product                                                      $       708      $       542      $     1,352      $     1,474
       Service                                                              934            1,131            2,059            2,252
                                                                    -----------      -----------      -----------      -----------
                                                                          1,642            1,673            3,411            3,726
Cost of revenues:
       Product                                                              340              462              969              924
       Service                                                              175              283              343              504
                                                                    -----------      -----------      -----------      -----------
                                                                            515              745            1,312            1,428
                                                                    -----------      -----------      -----------      -----------

Gross margin                                                              1,127              928            2,099            2,298

Other costs and expenses:
       Research and development                                             525            1,247            1,423            2,629
          Sales and marketing                                               252              616              699            1,347
       General and administrative                                           460              666            1,047            1,424

          Interest expense                                                   65               99              123              158
       Other (income), net                                                   (1)             (44)             (26)            (109)
                                                                    -----------      -----------      -----------      -----------
                                                                          1,301            2,584            3,266            5,449
                                                                    -----------      -----------      -----------      -----------
Net loss and comprehensive loss                                     $      (174)     $    (1,656)     $    (1,167)     $    (3,151)
                                                                    ===========      ===========      ===========      ===========

Net loss per share - basic and diluted:                             $     (0.03)     $     (0.25)     $     (0.17)     $     (0.47)
                                                                    ===========      ===========      ===========      ===========

Weighted average number of basic and diluted shares outstanding       6,855,236        6,714,980        6,842,736        6,758,837
                                                                    ===========      ===========      ===========      ===========

See notes to the interim financial statements.

THINKENGINE NETWORKS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

                                                                                        Six Months Ended June 30,
                                                                                           2008            2007
                                                                                        ----------      ----------
Operating Activities
        Net loss                                                                        $   (1,167)     $   (3,151)
        Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization expense                                               217             542
           Stock-based compensation expense                                                    127             332
           Amortization of deferred financing costs                                             29              23
           Amortization of debt discounts                                                        9               8
           Gain on sale of property and equipment                                              (23)           --
           Net (increase) decrease in:
               Accounts receivable                                                            (186)            792
               Inventories                                                                     456             621
               Other assets                                                                    (66)             97
           Net increase (decrease) in:
               Accounts payable                                                                (85)            149
               Accrued compensation and benefits                                              (293)           (234)
               Deferred service revenues                                                       721            (121)
               Other accrued expenses                                                           12            (113)
                                                                                        ----------      ----------
           Net cash used in operating activities                                              (249)         (1,055)
                                                                                        ----------      ----------
Investing Activities
           Proceeds from recovery of note receivable                                           392              37
           Proceeds from sales of property and equipment                                        23            --
           Additions to property, plant and equipment                                         --              (211)
                                                                                        ----------      ----------

               Net cash provided by (used in) investing activities                             415            (174)
                                                                                        ----------      ----------
Financing Activities
           Payment for shares purchased for treasury                                          --              (157)
           Proceeds from shares issued pursuant to stock plans                                --                31
           Payment of principal amount of term loan                                           (256)           --
           Proceeds from term loan                                                            --             1,500
                                                                                        ----------      ----------
               Net cash  (used in) provided by financing activities                           (256)          1,374
                                                                                        ----------      ----------

(Decrease) increase in cash and cash equivalents                                               (90)            145
Cash and cash equivalents - beginning of period                                                415           2,764
                                                                                        ----------      ----------
Cash and cash equivalents - end of period                                               $      325      $    2,909
                                                                                        ==========      ==========

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
       Interest                                                                         $       79      $       77
                                                                                        ==========      ==========
       Income taxes, net                                                                $       22              16
                                                                                        ==========      ==========
   Non-cash investing and financing activities:
       Repayment of loans to officers and accumulated interest with common stock        $     --        $      465
                                                                                        ==========      ==========
       Cashless exercise of stock options                                               $     --        $       46
                                                                                        ==========      ==========
       Increase in deferred financing fees in connection with term loan financing       $     --        $      150
                                                                                        ==========      ==========
       Stock warrants issued in connection with term loan                               $     --        $       49
                                                                                        ==========      ==========
       Reduction in paid-in capital in connection with issuance of treasury shares      $      410      $     --
                                                                                        ==========      ==========

See notes to interim financial statements.

                           THINKENGINE NETWORKS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2008

                  (dollars in thousands except per share data)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of ThinkEngine Networks, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2. GOING CONCERN/MANAGEMENT'S PLAN

As shown in the accompanying unaudited financial statements, the Company has sustained net losses for the three and six-month periods ended June 30, 2008 of approximately $0.2 million and $1.2 million respectively. The table below sets forth, in millions, the balances of working capital (deficit), accumulated deficit and stockholders' deficit at June 30, 2008 and December 31, 2007 respectively.

                                          June 30, 2008       December 31, 2007
                                          -------------       -----------------

     Working capital (deficit)               $ (0.7)                 $0.3

     Accumulated deficit                      (15.6)                (14.4)

     Stockholder's deficit                     (1.4)                 (0.4)

Additionally, the Company has a cash balance of $0.3 million at June 30, 2008 and has limited available borrowings under its accounts receivable financing agreement.

The report of our independent registered accounting firm as of and for the year ended December 31, 2007 contains an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions since 2006 to reduce operating expenses, and to improve the salability of the VSR1000 product. The Company's 2008 operating plan reflects additional initiatives which the Company believes can be successful, with the major objective being to increase the order volume for the VSR1000. Short and long-term liquidity require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful. If the Company's operations deteriorate due to increased competition, loss of a large customer or other adverse events, it may be required to obtain additional sources of funds through asset sales, capital market transactions or financing from third parties or a combination thereof. The Company has not been able to obtain operating profitability from continuing operations during the past seven years, and may not be able to be profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including cost reductions, securing debt financings and restructuring existing debt agreements have been designed to improve operating results and liquidity, and to better position the Company to compete under current market conditions. However, the Company may in the future be required to seek new sources of financing or additional accommodations from its existing lenders or other financial institutions, or it may seek equity infusions from private investors. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels to achieve profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. If the Company is unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about its ability to fund future operations. No assurances can be given that management's initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

INVENTORIES
                                             June 30,     December 31,
                                               2008          2007
                                               ----          ----

Finished goods                                $ 175         $ 551
Raw materials                                   135           215
                                              -----         -----
                                              $ 310         $ 766
                                              ======        =====

Included in the above amounts is the Company's reserve for slow-moving and obsolete inventory totaling $2,738 and $3,387 at June 30, 2008 and December 31, 2007, respectively.

PROPERTY, PLANT AND EQUIPMENT

The decrease of $0.2 million in the balance from December 31, 2007 is primarily due to depreciation expense.

OTHER LIABILITIES
                                                      June 30,     December 31,
                                                        2008          2007
                                                        ----          ----

Defined benefit pension plan                           $ 419         $ 473
Officers' supplemental pension                           170           196
                                                       -----         -----
                                                         589           669
     Less current portion included in accrued
       compensation and benefits                         181           131
                                                       -----         -----
                                                       $ 408         $ 538
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

Effective June 3, 2008, the Company entered into a Payment Modification Agreement (the "Modification Agreement") for the Term Loan. Pursuant to the Modification Agreement, payments under the Term Loan have been restructured. In lieu of monthly payments of $58 pursuant to the existing Term Loan Agreement, the Company will pay: (i) eight consecutive monthly payments of principal and interest in the amount of $40 commencing on June 10, 2008 and ending on January 10, 2009, (ii) seven consecutive monthly payments of principal and interest in the amount of $58 commencing on February 10, 2009 and ending on August 10, 2009, (iii) six monthly payments of principal and interest of $88 commencing September 10, 2009 and ending on February 10, 2010, and (iv) the final payment of $150 remains due as scheduled on February 10, 2010. The lender also agreed to release the negative pledge with respect to certain specified intellectual property of the Company.

This payment modification is accounted for as a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. There was no impact on the carrying amount of the loan as a result of the payment modification.

During 2007, the Company entered into a financing agreement (the "Financing Agreement") in order to factor certain of the Company's accounts receivable. Pursuant to the Financing Agreement, the lender may advance to the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of accounts receivable. The sale of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.65% per month, subject to adjustment depending on changes in the commercial prime rate. No receivables have been factored under this Financing Agreement to-date. The Financing Agreement has a term of one year (with an evergreen annual renewal provision unless either party provides notice of termination) and contains certain customary non-financial covenants but does not contain any financial covenants. As of June 30, 2008, available borrowings under the Financing Agreement totaled approximately $0.6 million, and there were no borrowings outstanding.

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

The following table summarizes stock option activity:

                                               Inducement                 1990 Stock                 Directors'
                                                 Options                 Option Plan                Option Plan
                                                 -------                 -----------                -----------
                                                      Weighted                    Weighted                 Weighted
                                                       Average                     Average                  Average
                                                      Exercise                    Exercise                 Exercise
                                           Shares       Price         Shares        Price        Shares      Price
                                           ------       -----         ------        -----        ------      -----
     Outstanding at January 1, 2008        400,000      $ 2.64      1,402,456      $ 2.32      101,750      $ 2.88

        Granted                               --                         --                       --

        Exercised                             --                         --                       --

        Forfeited/expired                  (68,338)       2.60       (205,274)       1.42       (6,000)       2.06
                                           -------                  ---------                  -------

     Outstanding at June 30, 2008          331,662        2.65      1,197,182        2.48       95,750        2.93
                                           =======                  =========                  =======

     Shares available for future grant           0                    366,684                  241,750
                                           =======                  =========                  =======

     Weighted average remaining term      4.4 years                 4.9 years                 1.5 years

     Exercisable at June 30, 2008          314,994      $ 2.62        843,157      $ 2.81       83,750      $ 3.05
                                           =======                  =========                  =======
     Intrinsic value:
           Outstanding                     $     0                    $     0                  $     0

           Exercisable                     $     0                    $     0                  $     0

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's common stock as of the reporting date.


The following table summarizes non-vested restricted stock activity:

                                                 Stock Plan      Inducement
                                                    Shares         Shares
                                                   -------         -------
     Unvested as of January 1, 2008                  1,200         275,000
     Granted                                       150,000             --
     Vested                                            --              --
     Forfeited                                         --              --
                                                   -------         -------
     Unvested as of June 30, 2008                  151,200         275,000
                                                   =======         =======
     Shares available for future grant             263,600               0
                                                   =======         =======


The following table summarizes the components and classification of stock-based compensation expense included in the Statements of Operations and Comprehensive
Loss:

                                               Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                                     --------              --------
                                                 2008       2007       2008       2007
                                                -----      -----      -----      -----
     Stock options                              $ (46)     $ 191      $  40      $ 265

     Restricted stock                              46         36         87         66
                                                -----      -----      -----      -----

     Total stock-based compensation expense     $   0      $ 227      $ 127      $ 331
                                                =====      =====      =====      =====


     Cost of revenues                           $   3      $  12      $  10      $  24

     Research and development                     (40)       (23)       (13)        37

     Selling, general and administrative           37        238        130        270
                                                -----      -----      -----      -----

     Total stock-based compensation expense     $   0      $ 227      $ 127      $ 331
                                                =====      =====      =====      =====

Stock-based compensation expense for the quarter ended June 30, 2008 reflects credits resulting from the impact of forfeitures of unvested option grants. This was due to the reduction in staffing levels which occurred during the second quarter.

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

As of June 30, 2008, approximately $0.5 million of unrecognized stock compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a period of 2.1 years.

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

The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as revised, plus such additional amounts as the Company may determine to be appropriate from time to time. The Company expects funding requirements of $133 in 2008 of which $57 was funded during the quarter ended June 30, 2008.


The components of net periodic benefit cost of the plan for the three-month and six-month periods ended June 30 are as follows:

                                                    Three Months Ended   Six Months Ended
                                                          June 30,            June 30,
                                                          --------            --------

                                                      2008      2007      2008      2007
                                                      ----      ----      ----      ----
     Interest cost on projected benefit obligation    $ 19      $ 22      $ 38      $ 44
     Expected return on plan assets                     (9)      (22)      (18)      (41)

     Service cost                                        5       --         10       --

     Amortization of net loss                           10        10        20        22
                                                      ----      ----      ----      ----
               Net periodic pension cost              $ 25      $ 10      $ 50      $ 25
                                                      ====      ====      ====      ====

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In March 2008, the FASB issued SFAS No. 162, "Disclosures about derivative Instruments and Hedging Activities" (SFAS 161), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issues for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, that SFAS 161 will have on its condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Factors That May Affect Future Results
--------------------------------------

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's expectations for future operations, financial position and operating results, as well as statements regarding the strategy, plans and objectives of the Company. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include: our ability to continue operations; limited customers and products; developments with our primary customers' business, networks and multi-vendor relationships; development of our direct sales capabilities and channel relationships; restructuring effects; risks associated with competition and competitive pricing pressures; our ability to grow revenues and manage costs; our ability to obtain component parts; our reliance on contract manufacturers and our ability to forecast manufacturing requirements; customer purchasing patterns and commitments; potential liability for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; the sufficiency of our intellectual property rights; our ability to raise funds since the Company was delisted from the American Stock Exchange; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications and cable broadband industries specifically. For a more detailed description of the risk factors associated with the Company, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 19, 2008.


Results of Operations
---------------------

Total revenue was $1.6 million in the second quarter of 2008 versus $1.7 million in the second quarter of 2007. Product revenue for the second quarter of 2008 increased $0.2 million versus 2007 primarily due to higher order volume. Service revenue decreased by $0.2 million during the three months ended June 30, 2008 as compared to the second quarter of 2007 due to the inclusion in 2007 of $0.2 million of revenue from a non-recurring professional services project.

Total revenue was $3.4 million for the first six months of 2008 versus $3.7 million in 2007. Product revenue for the first six months of 2008 decreased $0.1 million versus 2007 primarily due to lower order volume. Service revenue decreased by $0.2 million during the six month period ended June 30, 2008 as compared to the same period in 2007 due to the inclusion in the second quarter of 2007 of $0.2 million of revenue from a non-recurring professional services project.

Gross margin was 69% in the quarter ended June 30, 2008 versus 55% in the quarter ended June 30, 2007, primarily due to changes in the composition of product revenues, and lower personnel and facility expenses. Gross margin was 62% for the six month periods ended June 30, 2008 and 2007, which reflects increases primarily due to changes in the composition of product revenues and lower personnel and facility expenses, which were offset by increases in the provision for excess and obsolete inventory.

Research and development expense decreased $0.7 million (58%) and $1.2 million (46%) for the three and six month periods ended June 30, 2008 versus the corresponding periods in 2007, primarily due to lower personnel costs.

Sales and marketing expenses decreased by $0.4 million (59%) for the three-month period ended June 30, 2008 compared to 2007, and decreased by $0.6 million (48%) for the six-month period ended June 30, 2008 versus the corresponding period in 2007 due to lower personnel and marketing expenses.

General and administrative expenses decreased $0.2 million (31%) for the three-month period ended June 30, 2008 compared to 2007, and decreased $0.4 million (26%) for the six-month period ended June 30, 2008 compared to 2007, due to lower personnel and stockholder related expenses.

Interest expense reflects interest incurred on the term loan which the Company borrowed in January 2007.

No tax benefits were provided for losses incurred in 2008 or 2007 since the Company cannot determine that the realization of the net deferred tax asset is more likely than not.

Liquidity and Sources of Capital
--------------------------------

Operations used net cash of $0.2 million in the first six months of 2008, and $1.1 million in the first six months of 2007. The cash used by operations in 2008 and 2007 is primarily attributable to the losses from continuing operations. Investing activities in the first six months of 2008 provided $0.4 million, primarily due to the recovery of notes receivable from the sale of the Company's former UK subsidiary, Dacon Electronics, plc. Financing activities in the first six months of 2007 generated $1.4 million which is primarily due to the receipt of $1.5 million from the proceeds of the term loan. Cash used by financing activities of $0.3 million in the first six months of 2008 is due to the payment of principal under the term loan agreement.

Working capital (deficit) was $(0.7) million at June 30, 2008 and $0.3 million at December 31, 2007. The ratio of current assets to current liabilities was 0.7:1 at June 30, 2008 and 1.1:1 at December 31, 2007. The decrease in working capital was primarily due to the net losses incurred during the six month period ended June 30, 2008.

The Company's contractual obligations at June 30, 2008 are as follows (amounts in thousands):

                                        Less Than                  More than
Payments due by period:        Total      1 Year      1-3 Years     3 Years
                               -----     --------     ---------     --------
   Term loans                 $1,668         $874       $  794       $  --
   Operating leases              267          235           32          --
   Purchase commitments          178          178          --           --
                              ------       ------       ------          --
                              $2,113       $1,287       $  826       $  --
                              ------       ------       ------       ------

Term loan payments include principal, interest and financing fee. Payments made under operating leases are treated as rent expense. Purchase commitments consist of inventory purchases and consulting contracts.

In 2008, the Company anticipates making capital expenditures of less than $0.1 million.

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of approximately $7.5 million and $5.6 million for the years ended December 31, 2007 and 2006, respectively, and a net loss of $1.2 million for the six months ended June 30, 2008. The Company has an accumulated deficit of approximately $15.6 million, a stockholders' deficit of approximately $1.4 million and negative working capital at June 30, 2008. Additionally, the Company had a cash balance of $0.3 million at June 30, 2008 and has limited available borrowings under its accounts receivable financing agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions to reduce operating expenses, and to improve the salability of the VSR1000 product. The Company's 2008 operating plan reflects additional initiatives which the Company believes can be successful, with the major objective being to increase the order volume for the VSR1000. Short and long-term liquidity require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful. If the Company's operations deteriorate due to increased competition, loss of a large customer or other adverse events, it may be required to obtain additional sources of funds through asset sales, capital market transactions or financing from third parties or a combination thereof. The Company has not been able to obtain operating profitability from continuing operations during the past seven years, and may not be able to be profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including cost reductions and securing debt financings have been designed to improve operating results and liquidity, and to better position the Company to compete under current market conditions. During the six-month period ended June 30, 2008, the Company restructured its Term Loan whereby short-term payments of principal and interest were reduced to improve the Company's short-term liquidity. However, the Company may in the future be required to seek new sources of financing or additional accommodations from its existing lenders or other financial institutions, or it may seek equity infusions from private investors. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels to achieve profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. If the Company is unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about its ability to continue future operations. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2008. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

THE COMPANY HAS A HISTORY OF OPERATING LOSSES, AND IF THE COMPANY CONTINUES TO INCUR OPERATING LOSSES, IT MAY BE UNABLE TO CONTINUE OPERATIONS.

The Company had a net loss of approximately $0.2 million for the three months ended June 30, 2008, and a net loss of approximately $1.2 million for the six month period ended June 30, 2008. As of June 30, 2008, the Company had an accumulated deficit of approximately $15.6 million, a net stockholders' deficit of approximately $1.4 million, and a working capital deficit of approximately $0.7 million. The Company has incurred losses in each of its seven most recent fiscal years, and the Company may never be profitable. If the Company continues to incur operating losses and fails to become a profitable company, it may be unable to continue its operations. The extent of the Company's future losses and the timing of its potential profitability are highly uncertain. The Company's future growth and profitability depend solely on its ability to successfully market the VSR1000 product. The Company must continue to enhance the features and functionality of its products to meet customer requirements and competitive demands. In addition, the failure of future product enhancements to operate as expected could delay or prevent future sales of its products. If future customers do not adopt, purchase and successfully deploy the Company's products and its planned product enhancements, the Company's revenues could be adversely impacted.

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

THE COMPANY MAY BE UNABLE TO OBTAIN THE CAPITAL NECESSARY TO FUND ITS
OPERATIONS.

As of June 30, 2008, the Company had $0.3 million in cash available to fund its operations, and had a working capital deficit of $0.7 million. The Company will need to raise additional capital or obtain additional debt financing in order to be able to fund its operations. The Company may not get funding when it needs it or on favorable terms. In addition, the amount of capital that a firm such as the Company is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to scale-back or eliminate operations.

THE COMPANY WAS DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH COULD REDUCE OUR ABILITY TO RAISE FUNDS.

On March 18, 2008, the American Stock Exchange ("AMEX") delisted the Company's common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission. Trading of the Company's common stock will be limited to the OTC Bulletin Board. Inclusion of our common stock on the OTC Bulletin Board could adversely affect the liquidity and price of the Company's common stock, and make it more difficult for it to raise additional capital on favorable terms, if at all. In addition, this de-listing by the AMEX may negatively impact the Company's reputation and, as a consequence, its business. Furthermore, the OTC Bulletin Board is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of, or obtain accurate quotations as to the value of the Company's common stock.

The Company's common stock may in the future become subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell "penny stock" to persons other than established customers and "accredited investors" (as defined in Rule 501(c) of the Securities Act). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule would adversely affect the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of our common stock. Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule proscribed by the SEC relating to the penny stock market must be delivered by a broker-dealer to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for our common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. If we were to become subject to these requirements, they would adversely affect the market liquidity of our common stock.

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


                                              ThinkEngine Networks, Inc.

                                                     (Registrant)


Date: August 8, 2008                        By: /s/ John E. Steinkrauss
                                                ---------------------------
                                                John E. Steinkrauss
                                                Vice President, Treasurer
                                                and Chief Financial Officer
                                                (duly authorized officer and
                                                Principal Financial and
                                                Accounting Officer)