Form 10-Q
period 2008-09-30
THINKENGINE NETWORKS, INC.
filed 2008-10-28
CIK 21438

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2008

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________


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

The Registrant had 7,114,892 shares of common stock outstanding at October 28, 2008.

================================================================================

TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION


Item                                                                                                                  Page
----                                                                                                                  ----
 1.  Financial Statements........................................................................................      3
 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................      11
 4.  Controls and Procedures.....................................................................................     14








                                     PART II
                                OTHER INFORMATION



1A.  Risk Factors................................................................................................     15
6.   Exhibits....................................................................................................     17










                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

THINKENGINE NETWORKS, INC.
BALANCE SHEETS
(dollars in thousands)

                                                                 Sept. 30,          Dec. 31,
                                                                    2008              2007
                                                                ------------      ------------
ASSETS                                                           (unaudited)        (audited)
Current assets
    Cash and cash equivalents                                   $        150      $        415
    Accounts receivable, net                                             431               990
    Note and interest receivable, net                                     --               392
    Inventories, net                                                     329               766
    Other current assets                                                 138               102
                                                                ------------      ------------
          Total current assets                                         1,048             2,665

Property, plant and equipment, net                                       265               591
Other assets, net                                                         42               123
                                                                ------------      ------------
          Total assets                                          $      1,355      $      3,379
                                                                ============      ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Accounts payable                                            $        155      $        199
    Notes payable                                                        844               850
    Accrued compensation and benefits                                    314               543
    Other accrued expenses                                               477               371
    Deferred services revenue                                            621               368
                                                                ------------      ------------
          Total current liabilities                                    2,411             2,331

Notes payable, less current portion                                      571               893
Other liabilities                                                        367               538
                                                                ------------      ------------
          Total liabilities                                            3,349             3,762

Commitments and contingencies

Stockholders' deficit
    Common stock, par value $0.001 per share;
      authorized 20,000,000 shares, issued 7,114,892 at
      September 30, 2008 and 6,957,183 at December 31, 2007
                                                                           7                 7
    Additional paid-in capital                                        14,821            15,330
    Accumulated deficit                                              (16,207)          (14,416)
    Accumulated other comprehensive loss                                (615)             (615)
                                                                ------------      ------------
                                                                      (1,994)              306
    Less cost of 0 and 251,947 common shares in treasury                  --              (689)
                                                                ------------      ------------
          Total stockholders' deficit                                 (1,994)             (383)
                                                                ------------      ------------
          Total liabilities and stockholders' deficit           $      1,355      $      3,379
                                                                ============      ============

See notes to the interim financial statements.

THINKENGINE NETWORKS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(dollars in thousands except per share data)


                                                                            Three Months                      Nine Months
                                                                           Ended Sept. 30,                   Ended Sept. 30,
                                                                    -----------------------------     -----------------------------
                                                                        2008             2007             2008             2007
                                                                    ------------     ------------     ------------     ------------
Revenues:
    Product                                                         $         93     $        700     $      1,445     $      2,174
    Service                                                                  904            1,099            2,963            3,352
                                                                    ------------     ------------     ------------     ------------
                                                                             997            1,799            4,408            5,526
Cost of revenues:
    Product                                                                  153              523            1,122            1,447
    Service                                                                  143              234              486              738
                                                                    ------------     ------------     ------------     ------------
                                                                             296              757            1,608            2,185
                                                                    ------------     ------------     ------------     ------------

Gross margin                                                                 701            1,042            2,800            3,341

Other costs and expenses:
    Research and development                                                 459            1,259            1,882            3,887
    Sales and marketing                                                      172              616              871            1,964
    General and administrative                                               646              621            1,693            2,046
    Interest expense                                                          49               68              172              226
    Other (income), net                                                       (1)             (24)             (27)            (133)
                                                                    ------------     ------------     ------------     ------------
                                                                           1,325            2,540            4,591            7,990
                                                                    ------------     ------------     ------------     ------------

Pretax loss                                                                 (624)          (1,498)          (1,791)          (4,649)
Benefit from income taxes                                                     --             (129)              --             (129)
                                                                    ------------     ------------     ------------     ------------
Net loss                                                                    (624)          (1,369)          (1,791)          (4,520)
Pension liability adjustment                                                  --              129               --              129
                                                                    ------------     ------------     ------------     ------------

Comprehensive loss                                                  $       (624)    $     (1,498)    $     (1,791)    $     (4,649)
                                                                    ============     ============     ============     ============

Net loss per share - basic and diluted:                             $      (0.09)    $      (0.20)    $      (0.26)    $      (0.67)
                                                                    ============     ============     ============     ============

Weighted average number of basic and diluted shares outstanding        6,985,064        6,706,384        6,890,179        6,741,353
                                                                    ============     ============     ============     ============


See notes to the interim financial statements.

THINKENGINE NETWORKS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

                                                                          Nine Months Ended Sept. 30,
                                                                         -----------------------------
                                                                             2008             2007
                                                                         ------------     ------------
Operating Activities:
    Net loss                                                             $     (1,791)    $     (4,520)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization expense                                      326              931
       Stock-based compensation expense                                           180              479
       Amortization of deferred financing costs                                    42               35
       Amortization of debt discounts                                              23               12
       Gain on sale of property and equipment                                     (23)              --
       Deferred income taxes                                                       --             (129)
       Net decrease in:
           Accounts receivable                                                    559              784
           Inventories                                                            437              549
           Other assets                                                             3              181
       Net increase (decrease) in:
           Accounts payable                                                       (44)             289
           Accrued compensation and benefits                                     (400)            (430)
           Deferred service revenues                                              253              (87)
           Other accrued expenses                                                 106             (397)
                                                                         ------------     ------------
       Net cash used in operating activities                                     (329)          (2,303)
                                                                         ------------     ------------
Investing Activities:
       Proceeds from recovery of note receivable                                  392               37
       Proceeds from sales of property and equipment                               23               --
       Additions to property, plant and equipment                                  --             (211)
                                                                         ------------     ------------
           Net cash provided by (used in) investing activities                    415             (174)
                                                                         ------------     ------------
Financing Activities:
       Payment for shares purchased for treasury                                   --             (157)
       Proceeds from shares issued pursuant to stock plans                         --               31
       Payment of principal amount of term loan                                  (341)             (43)
       Payment of renewal fee in connection with financing agreement              (10)              --
       Proceeds from term loan                                                     --            1,500
                                                                         ------------     ------------
           Net cash (used in) provided by financing activities                   (351)           1,331
                                                                         ------------     ------------

Decrease in cash and cash equivalents                                            (265)          (1,146)
Cash and cash equivalents - beginning of period                                   415            2,764
                                                                         ------------     ------------
Cash and cash equivalents - end of period                                $        150     $      1,618
                                                                         ============     ============
Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for:
       Interest                                                          $        113     $        130
                                                                         ============     ============
       Income taxes, net                                                 $         26     $         19
                                                                         ============     ============
    Non-cash investing and financing activities:
       Reduction in paid-in capital in connection with issuance of
          treasury shares                                                $        689     $         --
                                                                         ============     ============
       Repayment of loans to officers and accumulated interest with
          common stock                                                   $         --     $        465
                                                                         ============     ============
       Cashless exercise of stock options                                $         --     $         46
                                                                         ============     ============
       Increase in deferred financing fees in connection with term
          loan financing                                                 $         --     $        150
                                                                         ============     ============
       Stock warrants issued in connection with term loan                $         --     $         59
                                                                         ============     ============

See notes to interim financial statements.

                           THINKENGINE NETWORKS, INC.
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2008
                  (dollars in thousands except per share data)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of ThinkEngine Networks, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 19, 2008.

Certain prior period amounts have been reclassified to conform to the current period presentation.


NOTE 2.  GOING CONCERN/MANAGEMENT'S PLAN

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of approximately $7.5 million and $5.6 million for the years ended December 31, 2007 and 2006, respectively, and a net loss of approximately $1.8 million for the nine months ended September 30, 2008. The Company has an accumulated deficit of approximately $16.2 million, a stockholders' deficit of approximately $2.0 million and a working capital deficit of $1.4 million at September 30, 2008. Additionally, the Company had a cash balance of $0.2 million at September 30, 2008 and has limited available borrowings under its accounts receivable financing agreement. The above factors raise substantial doubt about the Company's ability to continue as a going concern.

The report of the Company's independent registered public accounting firm as of and for the year ended December 31, 2007 contains an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions to reduce operating expenses, and to improve the salability of the VSR1000 product. The Company's major objective is to increase the order volume of the VSR1000. Short and long-term liquidity needs require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful. If the Company's operations continue to deteriorate due to increased competition, loss of a large customer or other adverse events, it will be required to obtain additional sources of funds through asset sales, capital market transactions, financing from third parties or a combination thereof. The Company has not been able to attain operating profitability from continuing operations since fiscal year 2000, and may not be able to be profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including cost reductions, securing debt financing and restructuring existing debt agreements have been designed to improve operating results and liquidity, and to better position the Company to compete under current market conditions. However, the Company may, in the future, be required to seek new sources of financing or additional accommodations from its existing lenders or other financial institutions, or it may seek equity infusions from private investors. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels in order to achieve profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. If the Company is unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about its ability to continue operations. No assurances can be given that management's initiatives will be successful, or that any such additional sources of financing, lender accommodations or equity infusions will be available.

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

INVENTORIES
                                            Sept. 30,           Dec. 31,
                                               2008               2007
                                            ----------         ----------
Finished goods ..........................   $      159         $      551
Raw materials ...........................          170                215
                                            ----------         ----------
                                            $      329         $      766
                                            ==========         ==========


Included in the above amounts is the Company's reserve for slow-moving and obsolete inventory totaling $2,788 and $3,387 at September 30, 2008 and December 31, 2007, respectively.

PROPERTY, PLANT AND EQUIPMENT

The decrease of $0.3 million in the balance from December 31, 2007 is primarily due to depreciation expense.

OTHER LIABILITIES
                                            Sept. 30,           Dec. 31,
                                               2008               2007
                                            ----------         ----------
Defined benefit pension plan ............   $      420         $      473
Officers' supplemental pension ..........          157                196
                                            ----------         ----------
                                                   577                669
    Less current portion included in
      accrued compensation and benefits..          210                131
                                            ----------         ----------
                                            $      367         $      538
                                            ==========         ==========
NOTES PAYABLE

During 2005, as part of the consideration paid to Prism VentureWorks ("Prism") for the acquisition of TE Networks, Inc., the Company issued $300 in interest-free notes (the "Prism Notes") payable in full in April 2008. In April 2008, without penalty, Prism extended the payment due date from April 2008 to March 2009.

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

Effective June 3, 2008, the Company entered into a Payment Modification Agreement (the "Modification Agreement") for the Term Loan. Pursuant to the Modification Agreement, payments under the Term Loan have been restructured. In lieu of monthly payments of $58 pursuant to the existing Term Loan Agreement, the Company will pay: (i) eight consecutive monthly payments of principal and interest in the amount of $40 commencing on June 10, 2008 and ending on January 10, 2009, (ii) seven consecutive monthly payments of principal and interest in the amount of $58 commencing on February 10, 2009 and ending on August 10, 2009,
(iii) six monthly payments of principal and interest of $88 commencing on September 10, 2009 and ending on February 10, 2010, and (iv) the final payment of $150 remains due as scheduled on February 10, 2010. The lender also agreed to release the negative pledge with respect to certain specified intellectual property of the Company. This payment modification is accounted for as a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. There was no impact on the carrying amount of the loan as a result of the payment modification.

In September 2007, the Company entered into a financing agreement (the "Financing Agreement") in order to factor certain of the Company's accounts receivable. Pursuant to the Financing Agreement, the lender may advance to the Company from time to time up to $1.0 million, based upon the sum of 80% of the face value of eligible accounts receivable. The sale of such accounts receivable is with full recourse against the Company. Advances under the Financing Agreement bear interest at a rate of 1.65% per month, subject to adjustment depending on changes in the commercial prime rate. No receivables have been factored under this Financing Agreement to-date. The Financing Agreement has a term of one year with an evergreen annual renewal provision unless either party provides notice of termination, and contains certain customary non-financial covenants but does not contain any financial covenants. On September 28, 2008 the Company paid $10 to the lender to renew the agreement which was recorded as a debt discount and immediately charged to interest expense. As of September 30, 2008, available borrowings under the Financing Agreement totaled approximately $0.3 million, and there were no borrowings outstanding.

With respect to the Term Loan and the Financing Agreement, the Company pledged as collateral all of its non-intellectual property business assets. The two lenders and the Company have entered into an Intercreditor Agreement wherein the seniority and order of priority with respect to access to the collateral in the case of default has been established.

NET LOSS PER SHARE

In computing basic net income (loss) per share, the dilutive effect of stock options and warrants are excluded, whereas for diluted earnings per share they are included. For all periods presented, options and warrants were anti-dilutive and therefore were not included in the determination of net loss per share.

STOCK-BASED COMPENSATION

Share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

The Company has stock-based compensation plans under which directors, officers and other eligible employees receive stock options and other equity-based awards. The plans provide for the grant of stock options and restricted stock awards. Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock option grants generally expire in 10 years, and generally vest over a period ranging from one to four years. Restricted stock awards generally vest over four years.

The following table summarizes stock option activity:

                                             Inducement                1990 Stock                Directors'
                                              Options                 Option Plan               Option Plan
                                      ----------------------    ----------------------    ----------------------
                                                    Weighted                  Weighted                  Weighted
                                                     Average                   Average                   Average
                                                    Exercise                  Exercise                  Exercise
                                        Shares       Price        Shares       Price        Shares       Price
                                      ---------    ---------    ---------    ---------    ---------    ---------
Outstanding at January 1, 2008          400,000    $    2.64    1,401,478    $    2.32      101,750    $    2.88
   Granted                                   --                        --                    12,000         0.06
   Exercised                                 --                        --                        --
   Forfeited/expired                   (216,667)        2.62     (751,326)        2.73      (50,500)        3.12
                                      ---------                 ---------                 ---------
Outstanding at September 30, 2008       183,333         2.65      650,152         1.85       63,250         2.15
                                      =========                 =========                 =========
Shares available for future grant             0                   913,714                   274,250
                                      =========                 =========                 =========

Weighted average remaining term       6.2 years                 7.3 years                 4.9 years

Exercisable at September 30, 2008       183,333    $    2.65      393,171    $    1.87       51,250    $    2.64
                                      =========                 =========                 =========
Intrinsic value:
   Outstanding                        $       0                 $       0                 $       0

   Exercisable                        $       0                 $       0                 $       0

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's common stock as of the reporting date.

The following table summarizes non-vested restricted stock activity:

                                                   Stock Plan   Inducement
                                                     Shares       Shares
                                                   ---------    ---------
   Unvested as of January 1, 2008                      1,200      275,000
   Granted                                           410,000           --
   Vested                                                 --           --
   Forfeited                                            (400)          --
                                                   ---------    ---------
   Unvested as of September 30, 2008                 410,800      275,000
                                                   =========    =========
   Shares available for future grant                   4,000            0
                                                   =========    =========


The following table summarizes the components and classification of stock-based compensation expense included in the Statements of Operations and Comprehensive
Loss:

                                                     Three Months Ended         Nine Months Ended
                                                          Sept. 30,                 Sept. 30,
                                                   ----------------------    ----------------------
                                                      2008         2007         2008         2007
                                                   ---------    ---------    ---------    ---------
   Stock options                                   $       8    $     103    $      48    $     379

   Restricted stock                                       45           35          132          100
                                                   ---------    ---------    ---------    ---------
   Total stock-based compensation expense          $      53    $     138    $     180    $     479
                                                   =========    =========    =========    =========


   Cost of revenues                                $      (8)   $      13    $       2    $      37

   Research and development                               (4)          (5)         (17)          32

   Selling, general and administrative                    65          130          195          410
                                                   ---------    ---------    ---------    ---------
   Total stock-based compensation expense          $      53    $     138    $     180    $     479
                                                   =========    =========    =========    =========

Stock-based compensation expense for the three-month and nine-month periods ended September 30, 2008 reflect credits resulting from the impact of forfeitures of unvested option grants. This was due to the reduction in staffing levels which occurred primarily during the second quarter.

No tax benefits were attributed to stock-based compensation expense because a valuation allowance is maintained for substantially all net deferred tax assets.

The Company recognizes stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting based on estimated annual forfeiture rates of approximately 15%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

In February 2008, the Company granted under its Restricted Stock Plan the right to two key employees to receive 150,000 common shares. The grants vest over four years, and are subject to immediate vesting in the event of change of control of the Company. The total value of the rights at the date of grant was $86 based on the market price of $0.57 per share on the date of grant.

In August 2008, the Company granted under its Restricted Stock Plan the right to four key employees to receive 260,000 common shares. The grants vest over four years, and are subject to immediate vesting in the event of change of control of the Company. The total value of the rights at the date of grant was $16 based on the market price of $0.06 per share on the date of grant.

As of September 30, 2008, approximately $0.4 million of unrecognized stock compensation expense related to unvested awards (net of estimated forfeitures) is expected to be recognized over a period of 1.9 years.

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

The Company's funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as revised, plus such additional amounts as the Company may determine to be appropriate from time to time. The Company expects funding requirements of $161 in 2008 of which $29 was funded during the quarter ended September 30, 2008, and $133 during the nine months ended September 30, 2008.

The components of net periodic benefit cost of the plan are as follows:

                                                     Three Months Ended        Nine Months Ended
                                                          Sept. 30,                 Sept. 30,
                                                   ----------------------    ----------------------
                                                      2008         2007         2008        2007
                                                   ---------    ---------    ---------    ---------
   Interest cost on projected benefit obligation   $      19    $      18    $      57    $      62
   Expected return on plan assets                         (1)         (18)         (19)         (59)

   Service cost                                            1           --           11           --
   Amortization of net loss                               10           10           30           32
                                                   ---------    ---------    ---------    ---------
         Net periodic pension cost                 $      29    $      10    $      79    $      35
                                                   =========    =========    =========    =========

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In March 2008, the FASB issued SFAS No. 162, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 162), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, that SFAS 162 will have on its financial statements.

ACCOUNTING PRONOUNCEMENTS RECENTLY ADOPTED

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. In February 2008, the FASB approved a FASB Staff Position (FSP) that permits companies to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 with respect to financial or financial assets and liabilities in the nine-month period ended September 30, 2008 did not have a significant effect on the Company's results of operations or financial position. In addition, the Company is evaluating the impact SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities -- including an Amendment of SFAS No. 115" (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The adoption of SFAS No. 159 in the nine-month period ended September 30, 2008 did not have an impact on the Company's financial condition or results of operations as a result of implementing SFAS No. 159.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results
--------------------------------------
This Form 10-Q contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include management's expectations for future operations, financial position and operating results, as well as statements regarding the strategy, plans and objectives of the Company. Our actual experience may differ materially from that discussed in the forward-looking statements. Factors that might cause such a difference or otherwise affect our future results of operations include: our ability to continue operations; limited customers and products; developments with our primary customers' business, networks and multi-vendor relationships; development of our direct sales capabilities and channel relationships; restructuring effects; risks associated with competition and competitive pricing pressures; our ability to grow revenues and manage costs; our ability to obtain component parts; our reliance on contract manufacturers and our ability to forecast manufacturing requirements; customer purchasing patterns and commitments; potential liability for defects or errors in our products; the size, timing and recognition of revenue from customers; our ability to develop new products and product enhancements; market acceptance of new product offerings and enhancements to our products and our ability to predict and respond to market developments; failure to keep pace with the rapidly changing requirements of our customers; our ability to attract and retain key personnel; risks associated with international sales and operations; the sufficiency of our intellectual property rights; our ability to raise funds since the Company was delisted from the American Stock Exchange; our ability to replay loans secured by the Company's assets; any failure to comply with the internal control requirements of Sarbanes-Oxley; as well as risks of a downturn in economic conditions generally, and in the telecommunications and cable broadband industries specifically. For a more detailed description of the risk factors associated with the Company, please refer to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 19, 2008 and our subsequent Form 10-Q filings.

Results of Operations
---------------------
Total revenue was $1.0 million in the third quarter of 2008 versus $1.8 million in the third quarter of 2007. Product revenue for the third quarter of 2008 decreased $0.6 million versus 2007 primarily due to lower order volume. Service revenue decreased by $0.2 million for the three months ended September 30, 2008 as compared to the third quarter of 2007 due to lower order volume.

Total revenue was $4.4 million for the first nine months of 2008 versus $5.5 million in 2007. Product revenue for the first nine months of 2008 decreased $0.7 million versus 2007 primarily due to lower order volume. Service revenue decreased by $0.4 million during the nine month period ended September 30, 2008 as compared to the same period in 2007 due to lower order volume and due to the inclusion in the second quarter of 2007 of $0.2 million of revenue from a non-recurring professional services project.

Gross margin was 70% in the quarter ended September 30, 2008 versus 58% in the quarter ended September 30, 2007, primarily due to changes in the composition of product revenues, and lower personnel and facility expenses. Gross margin was 64% for the nine month period ended September 30, 2008 versus 60% for the nine-month period ended September 30, 2007, primarily due to changes in the composition of product revenues, and lower personnel and facility expenses.

Research and development expense decreased $0.8 million (64%) and $2.0 million (52%) for the three and nine month periods ended September 30, 2008 versus the corresponding periods in 2007, primarily due to reduced personnel costs and lower product development expenses.

Sales and marketing expenses decreased by $0.4 million (72%) for the three-month period ended September 30, 2008 compared to 2007, and decreased by $1.1 million (56%) for the nine-month period ended September 30, 2008 versus the corresponding period in 2007 due to lower personnel and marketing expenses.

General and administrative expenses were unchanged for the three-month period ended September 30, 2008 compared to 2007, and decreased $0.4 million (17%) for the nine-month period ended September 30, 2008 compared to 2007, primarily due to lower personnel related expenses.

Interest expense reflects interest incurred on the term loan which the Company borrowed in January 2007.

No tax benefits were provided for operating losses incurred in 2008 or 2007 since the Company cannot determine that the realization of the net deferred tax asset is more likely than not.

Liquidity and Sources of Capital
--------------------------------

Operations used net cash of $0.3 million in the first nine months of 2008, and $2.3 million in the first nine months of 2007. The cash used by operations in 2008 and 2007 is primarily attributable to the losses from operations. Investing activities in the first nine months of 2008 provided $0.4 million, primarily due to the recovery of notes receivable from the sale of the Company's former UK subsidiary, Dacon Electronics, plc. Cash used by financing activities of $0.3 million in the first nine months of 2008 is due to the payment of principal under a term loan agreement. Financing activities in the first nine months of 2007 generated $1.3 million, which was primarily due to the receipt of $1.5 million from the proceeds of a term loan.

Working capital (deficit) was $(1.4) million at September 30, 2008 and $0.3 million at December 31, 2007. The ratio of current assets to current liabilities was 0.4:1 at September 30, 2008 and 1.1:1 at December 31, 2007. The decrease in working capital was primarily due to the net losses incurred during the nine month period ended September 30, 2008.

The Company's contractual obligations at September 30, 2008 are as follows (amounts in thousands):

                                                       Less than                 More than
Payments due by period:                     Total       1 Year      1-3 Years     3 Years
                                          ---------    ---------    ---------    ---------
   Officer's supplemental pension plan    $     138    $      51    $      87    $      --
   Term loans                                 1,548          960          588           --
   Operating leases                             300          291            9           --
   Purchase commitments                         264          264           --           --
                                          ---------    ---------    ---------    ---------
                                          $   2,250    $   1,566    $     684    $      --
                                          =========    =========    =========    =========

Term loan payments include principal, interest and financing fee. Payments made under operating leases are treated as rent expense. Purchase commitments consist of inventory purchases and consulting contracts. The Company does not anticipate making any capital expenditures during the remainder of 2008.

The financial statements of the Company have been prepared on a "going concern" basis, which assumes the realization of assets and the liquidation of liabilities in the ordinary course of business. However, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. There are a number of factors that have negatively impacted the Company's liquidity, and may impact the Company's ability to function as a going concern. The Company has sustained net losses of approximately $7.5 million and $5.6 million for the years ended December 31, 2007 and 2006, respectively, and a net loss of approximately $1.8 million for the nine months ended September 30, 2008. The Company has an accumulated deficit of approximately $16.2 million, a stockholders' deficit of approximately $2.0 million and a working capital deficit of $1.4 million at September 30, 2008. Additionally, the Company had a cash balance of $0.2 million at September 30, 2008 and has limited available borrowings under its accounts receivable financing agreement. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has taken a number of actions to reduce operating expenses, and to improve the salability of the VSR1000 product. The Company's 2008 operating plan reflects additional initiatives which the Company will seek to implement with the major objective being to increase the order volume for the VSR1000. Short and long-term liquidity needs require either significant improvement in operating results and/or the obtaining of additional capital. There can be no assurance that the Company's plans to achieve adequate liquidity will be successful. If the Company's operations continue to deteriorate due to increased competition, loss of a large customer or other adverse events, it will be required to obtain additional sources of funds through asset sales, capital market transactions, financing from third parties or a combination thereof. The Company has not been able to attain operating profitability from continuing operations since 2000, and may not be able to be profitable on a quarterly or annual basis in the future. Management's initiatives over the last two years, including, cost reductions, securing debt financing, and restructuring existing debt agreements have been designed to improve operating results and liquidity, and to better position the Company to compete under current market conditions. During the nine-month period ended September 30, 2008, the Company restructured its Term Loan whereby short-term payments of principal were reduced to improve the Company's short-term liquidity. However, the Company may, in the future, be required to seek new sources of financing or additional accommodations from its existing lenders or other financial institutions, or it may seek equity infusions from private investors. The Company's ability to fund its operations is heavily dependent on the growth of its revenues over current levels in order to achieve profitable operations. The Company may be required to further reduce operating costs in order to meet its obligations. If the Company is unable to achieve profitable operations or secure additional sources of capital, there would be substantial doubt about its ability to continue operations. No assurance can be given that management's initiatives will be successful or that any such additional sources of financing, lender accommodations or equity infusions will be available.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2008. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

THE COMPANY HAS A HISTORY OF OPERATING LOSSES, AND IF THE COMPANY CONTINUES TO INCUR OPERATING LOSSES, IT MAY BE UNABLE TO CONTINUE OPERATIONS.

The Company had a net loss of approximately $0.6 million for the three months ended September 30, 2008, and a net loss of approximately $1.8 million for the nine month period ended September 30, 2008. As of September 30, 2008, the Company had an accumulated deficit of approximately $16.2 million, a net stockholders' deficit of approximately $2.0 million, and a working capital deficit of approximately $1.4 million. The Company has incurred losses in each of its seven most recent fiscal years, and the Company may never be profitable. If the Company continues to incur operating losses and fails to become a profitable company, it may be unable to continue its operations. The extent of the Company's future losses and the timing of any potential profitability are highly uncertain. The Company's future growth and profitability depend solely on its ability to successfully market the VSR1000 product. The Company must continue to enhance the features and functionality of its products to meet customer requirements and competitive demands. If future customers do not purchase and successfully deploy the Company's products, the Company's revenues will be adversely impacted.

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

The report of the Company's independent registered public accounting firm prepared in conjunction with the Company's December 31, 2007 financial statements included an explanatory paragraph stating that, because the Company has incurred recurring net losses, has an accumulated deficit and has minimal working capital as of December 31, 2007, there is substantial doubt about the Company's ability to continue as a going concern.

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

THE COMPANY MAY BE UNABLE TO OBTAIN THE CAPITAL NECESSARY TO FUND ITS
OPERATIONS.

As of September 30, 2008, the Company had $0.2 million in cash available to fund its operations, and had a working capital deficit of $1.4 million. The Company will need to raise additional capital or obtain additional debt financing in order to be able to fund its operations. The Company may not get funding when it needs it or on favorable terms. In addition, the amount of capital that a firm such as the Company is able to raise often depends on variables that are beyond its control, such as the share price of its stock and its trading volume. As a result, the Company may not be able to secure financing on terms attractive to it, or at all. If the Company is able to consummate a financing arrangement, the amount raised may not be sufficient to meet its future needs and may be highly dilutive. If the Company cannot raise adequate funds to satisfy its capital requirements, it may have to scale-back or eliminate operations.

THE COMPANY WAS DELISTED FROM THE AMERICAN STOCK EXCHANGE, WHICH COULD REDUCE OUR ABILITY TO RAISE FUNDS.

On March 18, 2008, the American Stock Exchange ("AMEX") delisted the Company's common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission. Trading of the Company's common stock is limited to the OTC Bulletin Board. Inclusion of our common stock on the OTC Bulletin Board could adversely affect the liquidity and price of the Company's common stock, and make it more difficult for it to raise additional capital on favorable terms, if at all. In addition, this de-listing by the AMEX may negatively impact the Company's reputation and, as a consequence, its business. Furthermore, the

OTC Bulletin Board is viewed by most investors as a less desirable, and less liquid, marketplace. As a result, an investor may find it more difficult to purchase, dispose of, or obtain accurate quotations as to the value of the Company's common stock.

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


                                               ThinkEngine Networks, Inc.
                                               ------------------------------
                                                      (Registrant)


Date: October 28, 2008                         By: /s/ John E. Steinkrauss
                                                   --------------------------
                                                   John E. Steinkrauss
                                                   Vice President, Treasurer
                                                   and Chief Financial Officer
                                                   (duly authorized officer and
                                                   Principal Financial and
                                                   Accounting Officer)